Form 10-Q
period 1994-03-31
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1994-05-10
CIK 315256

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994
                                         --------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              ------     ------

                      Commission File Number 1-6392
                                             ------

                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  ---------------------------------------
          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     02-0181050
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
- - -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (603) 649-4000
                              --------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 29, 1994
                 -----                    -----------------------------
     Common Shares, $1.00 par value                  1,000 shares



               PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


                            TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

        Balance Sheets - March 31, 1994
        and December 31, 1993                                 2

        Statements of Income - Three
        Months Ended March 31, 1994 and 1993                  4

        Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993            5

        Notes to Financial Statements                         6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    8

Part II.     Other Information

   Item 1.   Legal Proceedings                               12

   Item 6.   Exhibits and Reports on Form 8-K                12

Signatures                                                     13

                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                            March 31,     December 31,
                                                              1994            1993
                                                         --------------  -------------
                                                             (Thousands of Dollars)
ASSETS
- - ------

Utility Plant, at original cost:
  Electric.........................................      $   2,000,003   $  1,980,050

     Less: Accumulated provision for depreciation..            448,808        441,076
                                                         --------------  -------------
                                                             1,551,195      1,538,974
  Construction work in progress....................              6,365          8,573
  Nuclear fuel, net................................              1,844          2,107
                                                         --------------  -------------
      Total net utility plant......................          1,559,404      1,549,654
                                                         --------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994
   and at cost in 1993 (Note 2)<F2>................              1,631          1,486
  Investments in regional nuclear generating
   companies and subsidiary company, at equity.....             19,526         19,816
  Other, at cost...................................                428            429
                                                         --------------  -------------
                                                                21,585         21,731
                                                         --------------  -------------
Current Assets:
  Cash and special deposits........................              1,598          5,995
  Notes receivable from affiliated companies.......             44,500           -
  Receivables, net.................................             86,795         76,665
  Accounts receivable from affiliated companies....              1,247            859
  Accrued utility revenues.........................             32,725         35,770
  Fuel, materials, and supplies, at average cost...             40,271         41,187
  Prepayments and other............................              4,672         10,429
                                                         --------------  -------------
                                                               211,808        170,905
                                                         --------------  -------------

Deferred Charges:
  Regulatory asset--rate agreement.................            746,976        769,498
  Regulatory asset--income taxes, net..............             58,539         54,250
  Unrecovered contract obligation--YAEC............             22,002         24,150
  Energy adjustment clause.........................            130,591        122,478
  Unamortized debt expense.........................             19,086         19,643
  Deferred receivable from affiliated company......             33,284         33,284
  Other............................................              8,398          8,918
                                                         --------------  -------------
                                                             1,018,876      1,032,221
                                                         --------------  -------------

      Total Assets.................................      $   2,811,673   $  2,774,511
                                                         ==============  =============


See accompanying notes to financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                          March 31,     December 31,
                                                            1994            1993
                                                       --------------  -------------
                                                           (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- - ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares.........    $           1   $          1
  Capital surplus, paid in.........................          421,376        421,245
  Retained earnings................................           81,806         60,840
                                                       --------------  -------------
           Total common stockholder's equity.......          503,183        482,086
  Preferred stock subject to mandatory redemption..          125,000        125,000
  Long-term debt...................................          976,485        999,985
                                                       --------------  -------------
           Total capitalization....................        1,604,668      1,607,071
                                                       --------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases..........................          830,739        815,553
                                                       --------------  -------------
Current Liabilities:
  Notes payable to affiliated company..............             -             2,500
  Long-term debt--current portion..................           94,000         94,000
  Obligations under Seabrook Power Contract and
   other capital leases--current portion...........           40,137         41,006
  Accounts payable.................................           26,877         27,119
  Accounts payable to affiliated companies.........           15,449         17,576
  Accrued taxes....................................            1,478            122
  Accrued interest.................................           23,966         11,142
  Accrued pension benefits.........................           32,915         31,890
  Other............................................           23,312         22,014
                                                       --------------  -------------
                                                             258,134        247,369
                                                       --------------  -------------
Deferred Credits:
  Accumulated deferred income taxes................           34,927         18,076
  Accumulated deferred investment tax credits......            6,034          6,174
  Deferred contract obligation--YAEC...............           22,002         24,150
  Deferred revenue from affiliated company.........           33,284         33,284
  Other............................................           21,885         22,834
                                                       --------------  -------------
                                                             118,132        104,518
                                                       --------------  -------------
Commitments and Contingencies (Note 3)<F3>
                                                       --------------  -------------
           Total Capitalization and Liabilities....    $   2,811,673   $  2,774,511
                                                       ==============  =============



See accompanying notes to financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
    (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                               1994           1993
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  249,279     $  224,705
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         68,925         60,060
     Other............................................         71,357         69,743
  Maintenance.........................................         11,756          6,705
  Depreciation........................................          9,950          9,592
  Amortization of regulatory assets, net..............         14,308         22,647
  Federal and state income taxes......................         19,246         18,108
  Taxes other than income taxes.......................         10,296          7,439
                                                           -----------    -----------
        Total operating expenses......................        205,838        194,294
                                                           -----------    -----------
Operating Income......................................         43,441         30,411
                                                           -----------    -----------
Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            332            276
  Other, net..........................................            371            259
  Income taxes--credit................................         (1,357)         5,043
                                                           -----------    -----------
        Other income, net.............................           (654)         5,578
                                                           -----------    -----------
        Income before interest charges................         42,787         35,989
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         18,382         20,126
  Other interest......................................            127            305
                                                           -----------    -----------
        Interest charges, net.........................         18,509         20,431
                                                           -----------    -----------

Net Income............................................     $   24,278     $   15,558
                                                           ===========    ===========








See accompanying notes to financial statements.

PUBLIC SERVICE COMPANY of NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                 1994        1993
                                                              ----------- -----------
                                                               (Thousands of Dollars)
Cash Flows From Operations:
  Net Income ................................................$    24,278 $    15,558
  Adjusted for the following:
    Depreciation.............................................      9,950       9,592
    Deferred income taxes and investment tax credits, net....     19,374      13,022
    Deferred energy costs, net of amortization...............     (4,915)     (2,355)
    Amortization of regulatory asset.........................     22,522      22,647
    Other sources of cash....................................      2,070       6,561
    Other uses of cash.......................................    (11,217)     (7,456)
  Changes in working capital:
    Receivables and accrued utility revenues.................     (7,473)     (3,353)
    Fuel, materials, and supplies............................        916        (197)
    Accounts payable.........................................     (2,369)      9,878
    Accrued taxes............................................      1,356      (1,285)
    Other working capital (excludes cash)....................     20,403      21,166
                                                              ----------- -----------
Net Cash Flows From Operations...............................     74,895      83,778
                                                              ----------- -----------
Cash Flows Used For Financing Activities:
  Net decrease in short-term debt............................     (2,500)    (43,500)
  Reacquisitions and retirements of long-term debt ..........    (23,500)    (23,500)
  Cash dividends on preferred stock..........................     (3,313)     (3,313)
                                                              ----------- -----------
Net cash flows used for financing activities.................    (29,313)    (70,313)
                                                              ----------- -----------
Investment Activities:
  Investment in plant:
  Electric utility plant.....................................     (5,392)     (7,327)
  Nuclear fuel...............................................          0        (618)
                                                              ----------- -----------
  Net cash flows used for investments in plant...............     (5,392)     (7,945)
  NU System Money Pool, net..................................    (44,500)     (6,000)
  Other investment activities, net...........................        (87)        (88)
                                                              ----------- -----------
Net cash flows used for investments..........................    (49,979)    (14,033)
                                                              ----------- -----------
Net Decrease in Cash for the Period..........................     (4,397)       (568)
Cash and special deposits - beginning of period..............      5,995       2,328
                                                              ----------- -----------
Cash and special deposits - end of period....................$     1,598 $     1,760
                                                              =========== ===========

See accompanying notes to financial statements.

                PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended March 31, 1993 have been reclassified to conform with the March 31, 1994 presentation.

<F2>2.  Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to PSNH with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by PSNH on a prospective basis in the first quarter of 1994.

<F3>3.  Commitments and Contingencies

Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH Rate Agreement, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Environmental Matters: For information regarding Environmental Matters, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Financial Statements in PSNH's 1993
Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies: For information regarding Financing Arrangements for the Regional Nuclear Generating Companies, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see Part II, Item 1 - Legal Proceedings in this Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K.

FINANCIAL CONDITION

Overview

The company's net income increased to $24.3 million for the three months ended March 31, 1994, from $15.6 million for the same period in 1993. The earnings increase is primarily attributable to increased revenues from the June 1993 increase under the rate agreement, the amortization of the regulatory liability for previously incurred net operating losses as allowed under a global settlement approved by the NHPUC in January 1994 and higher retail sales due primarily to a cold winter. These increases were partially offset by higher other operation and maintenance expenses.

Accounting Standards

In 1994, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes or amends other accounting pronouncements related to the accounting for marketable securities. The adoption of SFAS No. 115 has had no material impact on the financial condition or results of operations.

See the "Notes to Financial Statements" for additional information on this new accounting standard.

Rate Matters

The ability of retail customers to select an electricity supplier other than a local electric company and then force the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required. In New Hampshire, there has been no legislative proposals on retail wheeling to date. An existing New Hampshire statute currently allows "limited electrical producers" (i.e., up to five megawatts in size), to sell output to as many as three retail customers.

PSNH rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year (the fixed-rate period) and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June 1. The fifth base rate increase will go into effect on June 1, 1994. On March 15, PSNH filed testimony and exhibits in support of a FPPAC rate increase over the currently effective rate. The proposed FPPAC rate, when combined with the fifth base rate increase scheduled for June 1, 1994, will result in an overall average increase of 5.5 percent when compared to PSNH's current rate level. On May 15, 1994, PSNH filed testimony and exhibits in support of a FPPAC rate increase over the currently effective rate. The FPPAC rate is slightly higher due to an unplanned January 1994 outage at Seabrook. The proposed rate, when combined with the June 1 scheduled base rate increase, will limit the total rate change to 5.5 percent when compared to PSNH's current rate level. Hearings on a proposed FPPAC rate will be held in May 1994.

The costs associated with purchases from certain independent-power producers
(IPPs) over the level assumed in the Rate Agreement are deferred and recovered over ten-year periods through the FPPAC. At March 31, 1994, IPP deferrals, which are included in the energy adjustment clause deferrals net of the balance sheet, are approximately $114.5 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders and must report to the NHPUC on the results of the negotiations.

On May 6, 1994, PSNH filed agreements reached with two of the eight wood-fired IPPs with the NHPUC, which call for PSNH to pay the IPPs a total of $41.5 million. In return, PSNH would no longer be required to buy power from the two IPPs, and the IPPs are barred from providing service to any customers currently on the PSNH or NU initial systems. If approved by the NHPUC, the agreements will provide benefits to ratepayers over the terms of the IPP rate orders. Hearings on these proposed agreements are scheduled for early August. Management expects to recover any payments from customers.

On April 19, 1994, the NHPUC approved the settlement agreements that PSNH negotiated with five hydro-electric IPPs. PSNH and the owners of the five hydro plants filed the negotiated settlements with the NHPUC in November 1993. The settlements establish new rate terms effective January 1993, representing significant savings to PSNH for the power that it buys from the plants. Each of the hydro projects will continue to operate and deliver power solely to PSNH. The initial annual savings to PSNH as a result of the rate reductions are estimated to be $1.4 million.

See Part II. - Other Information, Item 1. Legal Proceedings, for further information on these new purchase power agreements.

As prescribed by the Rate Agreement, NAEC is phasing in its $700-million initial investment in Seabrook 1. As of March 31, 1994, NAEC has included in rates $385 million of its Seabrook investment. The remaining investment ($315 million) will be phased into rates over the next three years beginning May, 1994. The deferred return associated with the amount of investment that has not been included in rates is $149.1 million through March 31, 1994 including $50.9 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered from PSNH over the period May 1997 through 2001.

Seabrook Performance

In the first quarter of 1994, Seabrook operated at a capacity factor of 73.6 percent as compared to 90.9 percent for the same period in 1993. The unit was shutdown on January 25, 1994 for an unplanned outage and returned to service on February 18, 1994. The unit began its scheduled 56-day refueling and maintenance outage on April 9, 1994.

Liquidity and Capital Resources

Cash provided from operations decreased $8.9 million for the first three months of 1994, compared with the same period in 1993. Cash used for financing activities was $41 million lower in 1994, compared with the same period in 1993, primarily due to a lower repayment of short-term debt. Cash used for investments was $35.9 million higher in 1994, as compared with 1993, primarily due to an increase in short-term loans to other NU system companies under the NU system money pool.

The company's construction program expenditures, including allowance for funds used during construction (AFUDC), amounted to $5.4 million for the first three months of 1994 as compared to $7.3 million during the same period in 1993. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system as well as fossil-generating facilities. The company does not foresee the need for new major generating facilities at least until the year 2007.

Management believes that, as a result of the annual rate increases provided for by the Rate Agreement and the FPPAC, cash flow from operations should be sufficient to cover its cash requirements including the repayment of the Term Loan. The company's Term Loan must be repaid in 16 quarterly installments of $23.5 million that commenced in August 1992. The company expects to meet cash flow requirements not covered by cash from operations through borrowings under the Revolving Credit Facility and/or the NU system Money Pool. The Revolving Credit Facility's final maturity was May 14, 1994 but on April 4, 1994, the NHPUC approved a two-year extension of the maturity. At March 31, 1994, there were no borrowings under the Revolving Credit Facility and no borrowings outstanding under the Money Pool. The company may need to issue new debt in 1994 to finance a buyout of some of its arrangements with the IPPs.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1994 with the First Quarter of 1993
- - --------------------------------------------------------------------------

Operating revenues increased $24.6 million in the first quarter of 1994 compared with the same period in 1993. The components of the change in operating revenues are as follows:

Increases in Operating Revenues                         Increase
- - -----------------------------                     -------------------
                                                   (Millions of Dollars)

Regulatory decisions                                      $ 5.7
Fuel, purchased power, and FPPAC cost recoveries           14.4
Sales volume                                                3.4
Other revenues                                              1.1
                                                          -----
Total revenue change                                      $24.6
                                                          =====

Revenues related to regulatory decisions increased primarily because of the fourth base rate increase under the Rate Agreement effective in June 1993. Fuel, purchased power and FPPAC cost recoveries increased in the first quarter of 1994 primarily due to increased base rate recovery of energy costs as a result of the June 1993 rate increase and higher energy sales to outside utilities. Sales volume revenue increased primarily as a result of higher retail sales in 1994. Retail sales increased 2.6 percent for the first quarter of 1994 compared to 1993 because the first quarter of 1994 was much colder. Other revenues increased primarily because of higher 1994 revenues from sales to wholesale customers.

Fuel, purchased, and net interchange power expense increased $8.9 million in 1994, as compared to 1993 primarily because of higher energy costs in 1994 associated with sales to other utilities and higher requirements from a cold winter.

Other operation and maintenance expenses increased $6.7 million in 1994, as compared to 1993, primarily due to higher storm-related expenses in 1994 and higher costs under the Seabrook Power Contract as a result of maintenance work during an unplanned outage in the first quarter of 1994.

Amortization of regulatory assets, net decreased $8.3 million in 1994, as compared to 1993, primarily because of the amortization in 1994 of the company's regulatory liability for net operating losses.

Taxes other than income taxes increased $2.9 million in 1994, as compared to 1993, because of higher New Hampshire gross receipt taxes in 1994 on a higher revenue base.

Interest on long-term debt decreased $1.7 million in 1994, as compared to 1993, primarily because of the $94 million repayment of PSNH Term Loan in 1993.

Federal and state income taxes increased $7.5 million in 1994 as compared to 1993, primarily because of higher book taxable income.

                              PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        1.   On April 19, 1994, the New Hampshire Public Utilities
Commission (NHPUC) approved new purchase power agreements with five hydroelectric small power producers (SPPs). These five SPPs, along with eight wood-fired SPPs, were identified in the Rate Agreement as having high cost rate orders, which PSNH was to make its best efforts to renegotiate.
The NHPUC found the new purchase power agreements to be in the public interest under the special legislation that approved the Rate Agreement. The NHPUC also found that the agreements furthered the interests of a diversified generating mix under the New Hampshire Limited Electric Energy Producers Act and conformed to least cost planning principles.

             The NHPUC deferred action on whether PSNH had exercised its best efforts to renegotiate the rate orders as that issue was not tried at the hearing. The NHPUC also deferred the issue of how the savings from reduced purchased power costs would be treated. Unless otherwise ordered, PSNH will flow these savings through the fuel and purchase power adjustment clause to its customers.

             These agreements are effective retroactively to January 1993. Management anticipates that the initial decrease in payments to these SPPs during a year with normal water flow will average approximately 14 percent or $1.4 million per year. The hydro producers will now receive minimum payments equal to 85 percent of what would be paid in an average water flow year in years when river flows are low. The agreements also extend the terms of the power purchases for an average of five years beyond the terms of the existing rate orders. The first of these new purchase power agreements will expire in 2022.

        2.   On September 30, 1993, 29 participants in the New England
Power Pool (NEPOOL) (including PSNH) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC).
The Amendment establishes a minimum size for generating units to be considered for designation as "Pool-Planned Units." Such designation entitles the owners of an interest in a unit to have their shares of the output of the unit transmitted to them under a transmission rate that is generally more favorable than the rates that would be available in the absence of such a designation. Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

               On April 11, 1994, the FERC issued an Order setting the Amendment for a "paper hearing" in May 1994. FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for Pool-Planned Units. FERC has also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act.

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K:

            No reports on Form 8-K have been filed during this
              reporting period.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                              Registrant





Date      May 9, 1994            By  /s/ Bernard M. Fox
      --------------------             -----------------------------
                                           Bernard M. Fox
                                           Vice Chairman, Chief
                                         Executive Officer,
                                         and Director




Date      May 9, 1994             By  /s/ John W. Noyes
      --------------------            -----------------------------
                                        John W. Noyes
                                          Vice President and
                                        Controller