Form 10-Q
period 1994-06-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1994-08-12
CIK 315256

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994
                                         -------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              ------     ------

                      Commission File Number 1-6392
                                             ------

                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  ---------------------------------------
          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     02-0181050
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
- -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (603) 669-4000
                              --------------
           (Registrant's telephone number, including area code)

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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
                 -----                    ----------------------------
     Common Shares, $1.00 par value                  1,000 shares



                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                            TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1994
          and December 31, 1993                                 2

          Statements of Income - Three and Six
          Months Ended June 30, 1994 and 1993                   4

          Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993               5

          Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    8

Part II.  Other Information

     Item 1.   Legal Proceedings                               13

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                13

     Item 5.   Other Information                               14

     Item 6.   Exhibits and Reports on Form 8-K                14

Signatures                                                     15




















                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1994           1993
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................   $  2,014,646   $  1,980,050

     Less: Accumulated provision for depreciation.........        457,821        441,076
                                                             -------------  -------------
                                                                1,556,825      1,538,974
  Construction work in progress...........................          6,308          8,573
  Nuclear fuel, net.......................................          1,578          2,107
                                                             -------------  -------------
      Total net utility plant.............................      1,564,711      1,549,654
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 2)<F2>..          1,672          1,486
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,516         19,816
  Other, at cost..........................................            356            429
                                                             -------------  -------------
                                                                   21,544         21,731
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................            404          5,995
  Notes receivable from affiliated companies..............         40,750           -
  Receivables, net........................................         70,865         76,665
  Accounts receivable from affiliated companies...........          1,968            859
  Accrued utility revenues................................         31,919         35,770
  Fuel, materials, and supplies, at average cost..........         40,913         41,187
  Energy adjustment clause--current portion...............         13,802           -
  Prepayments and other...................................         23,598         10,429
                                                             -------------  -------------
                                                                  224,219        170,905
                                                             -------------  -------------

Deferred Charges:
  Regulatory asset--rate agreement........................        724,453        769,498
  Regulatory asset--income taxes, net.....................         62,393         54,250
  Unrecovered contract obligation--YAEC...................         19,701         24,150
  Energy adjustment clause................................        137,369        122,478
  Unamortized debt expense................................         18,579         19,643
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          8,932          8,918
                                                             -------------  -------------
                                                                1,004,711      1,032,221
                                                             -------------  -------------


      Total Assets........................................   $  2,815,185   $  2,774,511
                                                             =============  =============

See accompanying notes to financial statements.

























PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1994           1993
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        421,507        421,245
  Retained earnings.......................................         92,494         60,840
                                                             -------------  -------------
           Total common stockholder's equity..............        514,002        482,086
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        952,985        999,985
                                                             -------------  -------------
           Total capitalization...........................      1,591,987      1,607,071
                                                             -------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases.................................        840,963        815,553
                                                             -------------  -------------
Current Liabilities:
  Notes payable to affiliated company.....................            -            2,500
  Long-term debt--current portion.........................         94,000         94,000
  Obligations under capital leases--current
   portion................................................         38,851         41,006
  Accounts payable........................................         32,839         27,119
  Accounts payable to affiliated companies................         18,458         17,576
  Accrued taxes...........................................         18,870            122
  Accrued interest........................................         11,223         11,142
  Accrued pension benefits................................         33,122         31,890
  Other...................................................         19,727         22,014
                                                             -------------  -------------
                                                                  267,090        247,369
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................         37,260         18,076
  Accumulated deferred investment tax credits.............          5,894          6,174
  Deferred contract obligation--YAEC......................         19,701         24,150
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         19,006         22,834
                                                             -------------  -------------
                                                                  115,145        104,518
                                                             -------------  -------------



Commitments and Contingencies (Note 4)<F4>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,815,185   $  2,774,511
                                                             =============  =============

See accompanying notes to financial statements.



























PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
    (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                    --------------------- ---------------------
                                                       1994       1993       1994       1993
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 210,875  $ 192,360  $ 460,154  $ 417,065
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    40,640     42,866    109,565    102,926
     Other.........................................    80,575     70,921    151,932    140,664
  Maintenance......................................    12,153      9,126     23,909     15,831
  Depreciation.....................................     9,222      9,724     19,172     19,316
  Amortization of regulatory assets, net...........    14,019     22,325     28,327     44,972
  Federal and state income taxes...................    12,292     11,396     31,538     29,504
  Taxes other than income taxes....................     9,586      8,869     19,882     16,308
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   178,487    175,227    384,325    369,521
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    32,388     17,133     75,829     47,544
                                                    ---------- ---------- ---------- ----------
Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       396        343        728        619
  Other, net.......................................       661        465      1,032        724
  Income taxes--credit.............................      (415)     4,728     (1,772)     9,771
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................       642      5,536        (12)    11,114
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    33,030     22,669     75,817     58,658
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    18,927     19,350     37,309     39,476
  Other interest...................................       102        324        229        629
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    19,029     19,674     37,538     40,105
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $  14,001  $   2,995  $  38,279  $  18,553
                                                    ========== ========== ========== ==========








See accompanying notes to financial statements.


































   PUBLIC SERVICE COMPANY of NEW HAMPSHIRE
   STATEMENTS OF CASH FLOWS
              (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                        1994           1993
                                                                   ---------------------------
                                                                    (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income ................................................  $     38,279   $     18,553
     Adjusted for the following:
       Depreciation.............................................        19,172         19,316
       Deferred income taxes and investment tax credits, net....        32,906         17,366
       Deferred energy costs, net of amortization...............       (28,693)       (19,189)
       Amortization of regulatory asset.........................        45,045         45,294
       Other sources of cash....................................         2,205          8,112
       Other uses of cash.......................................       (26,052)          (440)
     Changes in working capital:
       Receivables and accrued utility revenues.................         8,542         12,857
       Fuel, materials, and supplies............................           274         (2,766)
       Accounts payable.........................................         6,602         (3,720)
       Accrued taxes............................................        18,748         15,348
       Other working capital (excludes cash)....................       (14,143)       (14,994)
                                                                   ------------   ------------
   Net cash flows from operations...............................       102,885         95,737
                                                                   ------------   ------------
   Cash Flows Used For Financing Activities:
     Net decrease in short-term debt............................        (2,500)       (26,000)
     Reacquisitions and retirements of long-term debt ..........       (47,000)       (47,000)
     Cash dividends on preferred stock..........................        (6,625)        (6,625)
                                                                   ------------   ------------
   Net cash flows used for financing activities.................       (56,125)       (79,625)
                                                                   ------------   ------------
   Investment Activities:
     Investment in plant:
     Electric utility plant.....................................       (11,427)       (16,420)
     Nuclear fuel...............................................          -              (622)
                                                                   ------------   ------------
     Net cash flows used for investments in plant...............       (11,427)       (17,042)
     NU System Money Pool, net..................................       (40,750)          -
     Other investment activities, net...........................          (174)          (166)
                                                                   ------------   ------------
   Net cash flows used for investments..........................       (52,351)       (17,208)
                                                                   ------------   ------------
   Net Decrease in Cash for the Period..........................        (5,591)        (1,096)
   Cash and special deposits - beginning of period..............         5,995          2,328
                                                                   ------------   ------------
   Cash and special deposits - end of period....................  $        404   $      1,232
                                                                   ============   ============

   See accompanying notes to financial statements.





































                PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentation.

<F2>2.    Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to PSNH with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by PSNH on a prospective basis in the first quarter of 1994.

<F3>3.    Short-Term Debt

On May 11, 1994, PSNH extended through May 31, 1996 its $125 million revolving credit facility (the facility) which was scheduled to terminate on May 14, 1994. The original three-year facility was established with twenty-two banks when PSNH emerged from bankruptcy in May 1991. PSNH will use the facility as an external funding source for general borrowing purposes. For further information regarding Short-Term Debt, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

<F4>4.    Commitments and Contingencies

Construction Program: For information regarding the Construction Program, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

PSNH Rate Agreement:  Effective June 1, 1994, the fifth of seven successive
5.5 percent annual increases went into effect for PSNH's base retail rates. For further information regarding the PSNH Rate Agreement, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Environmental Matters:  For information regarding Environmental Matters, see
Part II, Item 5 - Other Information in this Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Financial Statements in PSNH's 1993
Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies: For information regarding Financing Arrangements for the Regional Nuclear Generating Companies, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, PSNH's March 31, 1994 Form 10-Q, and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Property Taxes: For further information on Property Taxes, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.











































                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First Quarter 1994 Form 10-Q.

FINANCIAL CONDITION

Overview

The company's net income increased to approximately $14 million and $38 million for the three- and six-month periods ended June 30, 1994, respectively, from approximately $3 million and $19 million for the same periods in 1993. The increases in net income are primarily attributable to the amortization of the regulatory liability for previously incurred net operating losses as allowed under a global settlement approved by the New Hampshire Public Utilities Commission (NHPUC) in January 1994, increased revenues from the June 1993 and the June 1994 rate increases, and higher retail sales resulting from an improvement in the New Hampshire economy and a colder winter.

Regulatory Matters

The ability of a retail customer to select an electricity supplier other than a local electric company and then use the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required. In New Hampshire, there have been no legislative proposals on retail wheeling to date. An existing New Hampshire statute currently allows "limited electrical producers" (i.e., up to five megawatts in size), to sell output to as many as three retail customers. On August 1, 1994, an entity named Freedom Electric Power Company filed an application with the NHPUC seeking authorization to provide electric service at the transmission level to selected industrial retail customers, including those of PSNH. PSNH believes such arrangements are not permitted under existing law and are not in the public interest. It is not clear how and when the NHPUC will respond to the application.

PSNH's rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the NHPUC (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June 1. The fifth base rate increase went into effect on June 1, 1994, along with a slightly higher FPPAC rate. The higher FPPAC rate, when combined with the June 1 scheduled base rate increase, limited the total rate change to 5.5 percent when compared to PSNH's current rate level.

PSNH estimates that it will underrecover FPPAC costs for the period ending November 30, 1994 by approximately $15 million as a result of 1994 outages at the Seabrook nuclear unit. PSNH will request recovery of these costs in the next FPPAC filing for rates effective December 1, 1994.

The costs associated with purchases from certain independent-power producers
(IPPs) over the level assumed in the Rate Agreement are deferred and recovered over ten-year periods through the FPPAC. At June 30, 1994, IPP deferrals which are included in energy adjustment clause, net on the balance sheets, were approximately $120 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders and must report to the NHPUC and a New Hampshire legislative committee on the results of the negotiations.

In May 1994, PSNH filed agreements reached with two of the eight wood-fired IPPs with the NHPUC, which call for PSNH to pay the IPPs a total of approximately $42 million. In return, PSNH would no longer be required to buy power from the two IPPs, and the IPPs are barred from providing service to any customers currently on the PSNH or NU systems. If approved by the NHPUC, the agreements will provide benefits to ratepayers over the terms of the IPP rate orders. Hearings on these proposed agreements are scheduled for mid-August.

As prescribed by the Rate Agreement, North Atlantic Energy Corporation (NAEC) is phasing in its $700 million investment in Seabrook 1. As of June 30, 1994, NAEC has included in rates $490 million of its Seabrook investment.
The remaining investment ($210 million) will be phased into rates over the next two years beginning in May 1995. The deferred return associated with the amount of investment that has not been included in rates was approximately $162 million through June 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001. PSNH will recover these deferred amounts from customers over the period of June 1998 through May 2001.

Seabrook Performance

In the first six months of 1994, Seabrook operated at a capacity factor of
40.5 percent as compared to 93.8 percent for the same period in 1993. The unit was taken out of service on January 25, 1994 for an unplanned outage and returned to service on February 18, 1994. The unit began its scheduled 57-day refueling and maintenance outage on April 9, 1994. The outage was substantially extended and the unit returned to service on August 1, 1994.

Liquidity and Capital Resources

Cash provided from operations increased approximately $7 million for the first six months of 1994, as compared with the same period in 1993, primarily due to the increased revenues from the June 1993 and the June 1994 rate increases. Cash used for financing activities was approximately $24 million lower in 1994, as compared with the same period in 1993, primarily due to a lower repayment of short-term debt. Cash used for investments was approximately $35 million higher in 1994, as compared with 1993, primarily due to an increase in short-term loans to other NU system companies under the NU system Money Pool.

The company's construction program expenditures amounted to approximately $11 million for the first six months of 1994, as compared to approximately $16 million during the same period in 1993.

Management believes that, as a result of the annual rate increases provided for by the Rate Agreement and the FPPAC, cash flow from operations should be sufficient to cover its cash requirements including the repayment of the Term Loan. The company's Term Loan must be repaid in 16 quarterly installments of approximately $24 million that commenced in August 1992. The company expects to meet cash flow requirements not covered by cash from operations through borrowings under the Revolving Credit Facility and/or the NU system Money Pool. The Revolving Credit Facility's final maturity was May 14, 1994 but on April 4, 1994, the NHPUC approved a two-year extension of the maturity. At June 30, 1994, there were no borrowings under the Revolving Credit Facility and no borrowings outstanding under the Money Pool. The company may need to issue new debt in 1994 to finance a buyout of some of its arrangements with the IPPs.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1994 with the Second Quarter of 1993
- --------------------------------------------------------------------------

Operating revenues increased approximately $19 million in the second quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                         Increase
- -------------------------------                   -------------------
                                                   (Millions of Dollars)

Regulatory decisions                                      $ 5
Fuel, purchased power, and FPPAC cost recoveries           11
Sales volume                                                3
                                                          ---
Total revenue change                                      $19
                                                          ===

Revenues related to regulatory decisions increased primarily because of the June 1993 and the June 1994 rate increases. Fuel, purchased power and FPPAC cost recoveries increased in the second quarter of 1994 primarily due to increased base rate recovery of energy costs as a result of the rate increases and higher energy sales to outside utilities. Sales volume increased primarily as a result of higher retail sales due to an improvement in the New Hampshire economy in 1994. Retail sales increased 3.1 percent for the second quarter of 1994, as compared with 1993.

Fuel, purchased, and net interchange power expense decreased approximately $2 million in the second quarter of 1994, as compared with 1993, primarily because of the timing in the recovery of expenses under the FPPAC, partially offset by higher energy costs in 1994 associated with sales to other utilities and higher sales requirements.

Other operation and maintenance expenses increased approximately $13 million in the second quarter of 1994, as compared with 1993, primarily due to higher costs under the Seabrook Power Contract as a result of maintenance work during the extended refueling and maintenance outage in 1994.

Amortization of regulatory assets, net decreased approximately $8 million in the second quarter of 1994, as compared with 1993, primarily because of the amortization in 1994 of the company's regulatory liability for net operating losses.

Federal and state income taxes increased $6 million in the second quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Comparison of the First Six Months of 1994 with the First Six Months of 1993
- ----------------------------------------------------------------------------

Operating revenues increased approximately $43 million in the first six months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                         Increase
- -------------------------------                   -------------------
                                                   (Millions of Dollars)

Regulatory decisions                                      $10
Fuel, purchased power, and FPPAC cost recoveries           27
Sales volume                                                5
Other revenues                                              1
                                                          ---
Total revenue change                                      $43
                                                          ===

Revenues related to regulatory decisions increased primarily because of the June 1993 and the June 1994 rate increases. Fuel, purchased power and FPPAC cost recoveries increased primarily due to increased base rate recovery of energy costs as a result of the rate increases and higher energy sales to outside utilities. Sales volume increased primarily as a result of higher retail sales due to an improvement in the New Hampshire economy and a colder winter in 1994. Retail sales increased 2.8 percent for the first six months of 1994, as compared with 1993.

Fuel, purchased, and net interchange power expense increased approximately $7 million in the first six months of 1994, as compared with 1993, primarily because of higher energy costs in 1994 associated with sales to other utilities and higher sales requirements, partially offset by a decrease due to the timing in the recovery of fuel expenses under the FPPAC.

Other operation and maintenance expenses increased approximately $19 million in the first six months of 1994, as compared with 1993, primarily due to higher storm-related expenses in 1994 and higher costs under the Seabrook Power Contract as a result of maintenance work during the two outages in 1994.

Amortization of regulatory assets, net decreased approximately $17 million in the first six months of 1994, as compared with 1993, primarily because of the amortization in 1994 of the company's regulatory liability for net operating losses.

Taxes other than income taxes increased approximately $4 million in the first six months of 1994, as compared with 1993, because of higher New Hampshire gross receipts taxes in 1994 on a higher revenue base.

Interest on long-term debt decreased approximately $2 million in the first six months of 1994, as compared with 1993, primarily because of the $94 million repayment of the company's Term Loan in 1993 and 1994.

Federal and state income taxes increased approximately $14 million in the first six months of 1994, as compared with 1993, primarily because of higher book taxable income.









                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. PSNH's 1993 Form 10-K incorrectly reported that Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that acts as agent for the NU System and other utilities in operating the Millstone generating units, had been informed by the Nuclear Regulatory Commission (NRC) that the agency did not plan to take enforcement action against NNECO with respect to apparent violations of NRC requirements arising from 1989 events involving the operability of a safety related system at Millstone Unit 1. This information, contained in correspondence from the NRC dated March 17, 1994, pertained to another matter involving two employees who raised safety concerns and was incorrectly reported in the 1993 Form 10-K as relating to the 1989 Millstone Unit 1 operability event. On July 13, 1994, NNECO was notified that the NRC had issued a Notice of Violation (NOV) and proposed to assess civil penalties in the amount of $220,000 for this matter. The first violation, for which a civil penalty of $120,000 was assessed, concerned the apparent untimeliness of the operability assessment. The second violation, and its associated civil penalty of $100,000, concerned discriminatory treatment of an employee involved in the operability determination by a manager at the plant. In addition, the NRC also requested that NNECO provide information which will be used to determine whether the manager should be involved in NRC licensed activities. Unless the response time is extended by the NRC, NNECO has 30 days to respond to the NOV and its information request.

2. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

On April 11, 1994, the FERC issued an order setting the Amendment for a "paper hearing" in May 1994, which date was subsequently extended to August 9, 1994. The order stated that FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for pool-planned units. FERC also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act. On July 25, 1994 the sponsors of the Amendment and the protesting municipal utilities jointly filed a motion requesting that FERC suspend the procedural schedule because they had reached an understanding on the terms of a settlement that would resolve the FERC proceeding including the withdrawal of the Amendment. On August 3, 1994, FERC granted this motion and suspended the procedural schedule for a period of 45 days.

For additional information on this matter, see PSNH's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 under the caption "Part II. Other Information - Item 1 - Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of PSNH held on May 2, 1994, stockholders voted to fix the number of directors for the ensuing year at ten. The vote fixing the number of directors at ten was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH.

At the Annual Meeting, the following ten directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: Robert E. Busch, John C. Collins, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Gerald Letendre, Hugh C. McKenzie, Jane E. Newman, Dale F. Nitzschke, and Robert P. Wax.

Item 5.   Other Information

1. As of July 1, 1994, the Barnwell, South Carolina low-level radioactive waste (LLRW) facility is no longer available for the disposal of LLRW from states situated outside its compact region. The NU System is currently implementing plans for the temporary on-site storage of LLRW generated at its nuclear facilities. The costs associated with temporary on-site storage of LLRW are not material. The NU System has plans that will allow for the storage of LLRW until permanent storage becomes available.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Low-Level Radioactive Wastes."

2. In 1992, FERC's approval of the NU acquisition of PSNH was appealed to the United States Court of Appeals for the First Circuit, which affirmed the decision approving the merger but ordered FERC to address whether FERC had applied a more stringent "public interest standard" to the Seabrook Power Contract, any modifications would have been necessary. Purporting to apply this standard, FERC reaffirmed certain modifications to the contract, interpreting the standard liberally to allow it to intervene in contracts on behalf of non-parties to the contract. NU requested rehearing, arguing that FERC had not applied the appropriate standard, which request was denied by FERC on July 8, 1994. NU is considering an appeal from this denial.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 3 - Legal Proceedings."

Item 6.   Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K:

No reports on Form 8-K have been filed during this reporting period.
























                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                            Registrant





Date      August 10, 1994          By  /s/ Bernard M. Fox
      --------------------             ----------------------------
                                           Bernard M. Fox
                                           Vice Chairman, Chief
                                           Executive Officer,
                                           and Director




Date     August 10, 1994          By  /s/ John W. Noyes
      --------------------            -----------------------------
                                          John W. Noyes
                                          Vice President and
                                          Controller