Form 10-Q
period 1994-09-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1994-11-10
CIK 315256

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 1-6392
                                              ------

                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  ---------------------------------------
          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                        02-018150
              -------------                       ------------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at October 31, 1994
                 -----                    -------------------------------
     Common Shares, $10.00 par value                1,000 shares










               PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

   Item 1.     Financial Statements

     Balance Sheets - September 30, 1994
        and December 31, 1993                                 2

        Statements of Income - Three and Nine
        Months Ended September 30, 1994 and 1993              4

        Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993         5

        Notes to Financial Statements                         6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    9

Part II.     Other Information

   Item 1.   Legal Proceedings                               15

   Item 5.   Other Information                               16

   Item 6.   Exhibits and Reports on Form 8-K                16

Signatures                                                   17





                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1994           1993
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................   $  2,021,557   $  1,980,050

     Less: Accumulated provision for depreciation.........        466,230        441,076
                                                             -------------  -------------
                                                                1,555,327      1,538,974
  Construction work in progress...........................          9,751          8,573
  Nuclear fuel, net.......................................          1,716          2,107
                                                             -------------  -------------
      Total net utility plant.............................      1,566,794      1,549,654
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994 and
   at cost in 1993 (Note 2)<F2>...........................          1,777          1,486
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,659         19,816
  Other, at cost..........................................            394            429
                                                             -------------  -------------
                                                                   21,830         21,731
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................            567          5,995
  Notes receivable from affiliated companies..............         61,750           -
  Receivables, net........................................         73,163         76,665
  Accounts receivable from affiliated companies...........          1,717            859
  Accrued utility revenues................................         28,139         35,770
  Fuel, materials, and supplies, at average cost..........         42,363         41,187
  Energy adjustment clause--current portion...............         15,416           -
  Prepayments and other...................................         17,023         10,429
                                                             -------------  -------------
                                                                  240,138        170,905
                                                             -------------  -------------

Deferred Charges:
  Regulatory asset--rate agreement........................        701,930        769,498
  Regulatory asset--income taxes, net.....................         70,609         54,250
  Unrecovered contract obligation--YAEC (Note 3)<F3>......         21,297         24,150
  Energy adjustment clause................................        146,395        122,478
  Unamortized debt expense................................         17,844         19,643
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          8,499          8,918
                                                             -------------  -------------
                                                                  999,858      1,032,221
                                                             -------------  -------------

      Total Assets........................................   $  2,828,620   $  2,774,511
                                                             =============  =============

See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1994           1993
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        421,645        421,245
  Retained earnings.......................................        108,444         60,840
                                                             -------------  -------------
           Total common stockholder's equity..............        530,090        482,086
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        929,485        999,985
                                                             -------------  -------------
           Total capitalization...........................      1,584,575      1,607,071
                                                             -------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases.................................        846,267        815,553
                                                             -------------  -------------
Current Liabilities:
  Notes payable to affiliated company.....................           -             2,500
  Long-term debt--current portion.........................         94,000         94,000
  Obligations under capital leases--current
   portion................................................         34,866         41,006
  Accounts payable........................................         24,735         27,119
  Accounts payable to affiliated companies................         14,197         17,576
  Accrued taxes...........................................         19,020            122
  Accrued interest........................................         23,555         11,142
  Accrued pension benefits................................         34,538         31,890
  Other...................................................         19,658         22,014
                                                             -------------  -------------
                                                                  264,569        247,369
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................         52,563         18,076
  Accumulated deferred investment tax credits.............          5,754          6,174
  Deferred contract obligation--YAEC (Note 3)<F3>.........         21,297         24,150
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         20,311         22,834
                                                             -------------  -------------
                                                                  133,209        104,518
                                                             -------------  -------------



Commitments and Contingencies (Note 4)<F4>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,828,620   $  2,774,511
                                                             =============  =============

See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
    (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1994       1993       1994       1993
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 227,976  $ 222,717  $ 688,130  $ 639,782
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    53,090     51,903    162,655    154,829
     Other.........................................    76,149     80,996    228,081    221,660
  Maintenance......................................    10,640     10,122     34,549     25,953
  Depreciation.....................................     9,820      9,658     28,992     28,974
  Amortization of regulatory assets, net...........    13,176     22,580     41,503     67,552
  Federal and state income taxes...................    16,507     18,143     48,045     47,647
  Taxes other than income taxes....................     9,881      9,637     29,763     25,945
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   189,263    203,039    573,588    572,560
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    38,713     19,678    114,542     67,222
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       399        363      1,127        982
  Other, net.......................................      (907)       360        125      1,084
  Income taxes--credit.............................       635      7,484     (1,137)    17,255
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................       127      8,207        115     19,321
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    38,840     27,885    114,657     86,543
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    19,474     19,147     56,783     58,623
  Other interest...................................       104        155        333        784
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    19,578     19,302     57,116     59,407
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $  19,262  $   8,583  $  57,541  $  27,136
                                                    ========== ========== ========== ==========






See accompanying notes to financial statements.



   PUBLIC SERVICE COMPANY of NEW HAMPSHIRE
   STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                          1994        1993
                                                                      ----------------------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $   57,541  $   27,136
     Adjusted for the following:
       Depreciation..............................................        28,992      28,974
       Deferred income taxes and investment tax credits, net.....        48,707      28,902
       Deferred energy costs, net of amortization................       (39,333)    (29,358)
       Amortization of regulatory asset..........................        41,503      67,552
       Other sources of cash.....................................         2,662      15,413
       Other uses of cash........................................        (7,457)     (2,164)
     Changes in working capital:
       Receivables and accrued utility revenues..................        10,275       9,018
       Fuel, materials, and supplies.............................        (1,176)        379
       Accounts payable..........................................        (5,763)     12,729
       Accrued taxes.............................................        18,898      12,705
       Other working capital (excludes cash).....................         6,111       3,579
                                                                      ----------  ----------
   Net cash flows from operations................................       160,960     174,865
                                                                      ----------  ----------
   Cash Flows Used For Financing Activities:
     Net decrease in short-term debt.............................        (2,500)    (43,500)
     Reacquisitions and retirements of long-term debt ...........       (70,500)    (70,500)
     Cash dividends on preferred stock...........................        (9,937)     (9,938)
                                                                      ----------  ----------
   Net cash flows used for financing activities..................       (82,937)   (123,938)
                                                                      ----------  ----------
   Investment Activities:
     Investment in plant:
     Electric utility plant......................................       (21,252)    (24,799)
     Nuclear fuel................................................          (362)       (674)
                                                                      ----------  ----------
     Net cash flows used for investments in plant................       (21,614)    (25,473)
     NU System Money Pool, net...................................       (61,750)    (26,500)
     Other investment activities, net............................           (87)       (147)
                                                                      ----------  ----------
   Net cash flows used for investments...........................       (83,451)    (52,120)
                                                                      ----------  ----------
   Net Decrease in Cash for the Period...........................        (5,428)     (1,193)
   Cash and special deposits - beginning of period...............         5,995       2,328
                                                                      ----------  ----------
   Cash and special deposits - end of period.....................    $      567  $    1,135
                                                                      ==========  ==========

   See accompanying notes to financial statements.









             PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH), a wholly-owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentation.


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

<F3>3.  Yankee Atomic Electric Company (YAEC)

YAEC owns a 185-MW nuclear power plant in Rowe, Massachusetts. PSNH has a 7 percent equity investment approximating $1.8 million in YAEC. PSNH had relied on YAEC for less than 1 percent of its capacity. YAEC's owners voted to permanently shut down the YAEC unit in February 1992. Under the terms of the contracts with YAEC, the shareholders-sponsors are responsible for their proportionate share of the operating costs of the unit, including decommissioning. The nuclear decommissioning costs of YAEC are included as part of PSNH's cost of power.

YAEC has begun decommissioning its nuclear facility. On June 1, 1992, YAEC filed a rate filing to obtain Federal Energy Regulatory Commission (FERC) authorization to collect the closing and decommissioning costs and to recover the remaining investment in the YAEC nuclear power plant over the remaining period of the plant's Nuclear Regulatory Commission (NRC) operating license. The bulk of these costs has been agreed to by the YAEC joint owners and approved, as a settlement, by the FERC. At September 30, 1994, PSNH's share of the estimated remaining costs is approximately $21.3 million. Management expects that PSNH will continue to be allowed to recover such FERC-approved costs from its customers. Accordingly, PSNH has recognized these costs as a regulatory asset, with a corresponding obligation, on its Balance Sheets.

On October 26, 1994, YAEC submitted a revised decommissioning cost estimate as part of its decommissioning plan with the NRC. Following the receipt of NRC approval, this estimate will be filed with the FERC. This revised cost estimate is expected to increase PSNH's share of estimated remaining costs by $9.4 million over the $21.3 million that is currently recorded.

For additional information regarding YAEC, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

<F4>4.  Commitments and Contingencies

Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH rate agreement, see the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in PSNH's June 1994 Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Environmental Matters: On a periodic basis, PSNH reviews known waste disposal sites, and related reserves, for which the company expects to bear legal liability. As a result of its latest review, PSNH recorded a liability of $1.8 million for its estimated environmental remediation costs, excluding any insurance recoveries or recoveries from third parties.

For additional information regarding environmental matters, see
"Part II. Other Information - Item 5. Other Information" in PSNH's June 1994 Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Nuclear Insurance Contingencies: The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.8 billion. The first $200 million of liability would be provided by purchasing the maximum amount of commercially available insurance. Additional coverage of up to a total of $8.4 billion would be provided by an assessment of $75.5 million per incident, levied on each of the 111 nuclear units that are currently subject to the Secondary Financial Protection Program in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs arising from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional five percent, up to $3.8 million, or $419.0 million in total, for all 111 nuclear units. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. Based on its ownership interest in Millstone 3, PSNH's maximum liability would be $2.2 million per incident. In addition, through contracts with the three Yankee regional nuclear generating companies with operating plants, PSNH would be responsible for up to an additional $11.1 million per incident. Payments for PSNH's ownership interest in nuclear generating facilities would be limited to a maximum of $1.7 million per incident per year.

For additional information regarding nuclear insurance contingencies, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies:
For information regarding financing arrangements for the regional nuclear generating companies, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the MD&A in this Form 10-Q, the MD&A in PSNH's June 1994 Form 10-Q, the MD&A, and "Part II. Other Information - Item
1. Legal Proceedings" in PSNH's March 1994 Form 10-Q, and the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1993 Form 10-K.

Property Taxes:  For information regarding property taxes, see "Part
II. Other Information - Item 1. Legal Proceedings" in this Form 10-Q and the Notes to Financial Statements in PSNH's 1993 Form 10-K.



                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First and Second Quarter 1994 Form 10-Qs.

FINANCIAL CONDITION

Overview

The company's net income increased to approximately $19 million and $58 million for the three- and nine-month periods ended September 30, 1994, respectively, from approximately $9 million and $27 million for the same periods in 1993. The increases in net income are primarily attributable to the amortization of a regulatory liability for the accelerated recognition of tax benefits as allowed under a global settlement approved by the New Hampshire Public Utilities Commission (NHPUC) in January 1994, increased revenues from the June 1993 and 1994 rate increases, a one-time charge to earnings in the third quarter of 1993 for the costs of the company s employee reduction programs and higher 1994 retail sales resulting from an improvement in the New Hampshire economy and a colder winter.

Retail Wheeling and Utility Restructuring


See Part II. Other Information - Item 5. Legal Proceedings. for information concerning retail wheeling and utility restructuring.


Regulatory Matters


On September 15, 1994, PSNH filed testimony and exhibits supporting a request for a revised rate under its Fuel and Purchased Power Adjustment Clause (FPPAC) to be effective on December 1, 1994. PSNH estimates that it will underrecover its fuel and purchased power costs for the period ending November 30, 1994 due to outages at the Seabrook nuclear unit. PSNH requested recovery of these undercollections over two six month FPPAC periods in order to maintain the FPPAC rate at its current level.


The costs associated with purchases from certain independent power producers (IPPs) over the level assumed in the rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement) are deferred and recovered over ten-year periods through the FPPAC. At September 30, 1994, IPP deferrals which are included in energy adjustment clause, net on the balance sheets were approximately $128 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders as required under the Rate Agreement.


On September 23, 1994, the NHPUC approved settlement agreements and, in turn, a fifth amendment to the Rate Agreement allowing the settlement agreements to be implemented, with two wood-fired IPPs covering approximately 19.8 MW of capacity. Under the Rate Agreement, PSNH was required to make its best efforts to renegotiate rate orders with eight woodburner IPPs, including these two. The six remaining woodburners account for approximately 87 MW of capacity. The two settling IPPs will give up their rights to sell their output to PSNH in exchange for lump sum cash payments totalling approximately $40 million. The buyout payments will be added to the deferred balance of IPP costs. PSNH will retain 100 percent of the savings resulting from these arrangements during the remainder of the fixed rate period, and they will be used to reduce the IPP deferred balance. Thereafter, PSNH will retain 50 percent of the savings until the deferred balance is amortized entirely. The balance of the savings will be flowed back to customers through the fuel and purchased power adjustment clause. The period during which appeals of the NHPUC decision could be filed has lapsed. PSNH closed these transactions on October 27, 1994 and November 8, 1994. PSNH is involved in mediation with the owners of the other six facilities. PSNH must report to the NHPUC and a New Hampshire legislative committee on the results of the negotiations by November 14, 1994.


For additional information on this matter, see NU s 1993 Form 10-K, under the caption Item 1. Business - New Hampshire Retail Rates.

As prescribed by the Rate Agreement, North Atlantic Energy Corporation
(NAEC) is phasing in its $700 million initial investment in Seabrook
1. As of June 30, 1994, NAEC has included in rates $490 million of its Seabrook investment. The remaining investment ($210 million) will be phased into rates over the next two years beginning in May 1995. The deferred return associated with the amount of investment that has not been included in rates was approximately $172 million through September 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001. PSNH will recover these deferred amounts from customers over the period of June 1998 through May 2001.




Nuclear Matters

In the first nine months of 1994, Seabrook operated at a capacity factor of 48.5 percent as compared to 91.4 percent for the same period in 1993. The unit was taken out of service on January 25, 1994 when an automatic trip from 100 percent power occurred for Seabrook when a main steam isolation valve closed during quarterly surveillance testing. The unit returned to service on February 18, 1994. The unit began its scheduled 57-day refueling and maintenance outage on April 9, 1994. The outage was substantially extended and the unit returned to service on July 31, 1994.


On November 4, 1994, the plan of reorganization of Great Bay Power Corporation (GBPC)(formerly known as EUA Power Corporation), a joint owner of Seabrook Station along with the Connecticut Light and Power Company (CL&P) and NAEC, both wholly owned subsidiaries of NU, and other non-System entities, was confirmed by the United States Bankruptcy Court. The confirmation order will become final on November 11, 1994. The closing of the plan of reorganization financing, which consists of the purchase of 60 percent of the common stock of GBPC by Omega Advisors and Elliott Associates is expected to close on November 15, 1994, if all of the conditions precedent to closing have been satisfied. The conditions include the absence of any material adverse change and a requirement that Seabrook be operating at full reactor power on the morning of the closing date.
At the time of closing, CL&P will be repaid by GBPC for the outstanding principal and accrued interest on the debtor-in-possession loans made by CL&P during the bankruptcy proceeding. At present, the outstanding principal amount of these loans by CL&P total approximately $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $14 million for the first nine months of 1994, as compared with the same period in 1993, primarily due to higher deferred energy costs. Cash used for financing activities was approximately $41 million lower in 1994, as compared with the same period in 1993, primarily due to a lower repayment of short-term debt. Cash used for investments was approximately $31 million higher in 1994, as compared with 1993, primarily due to an increase in short-term loans to other NU system companies under the NU system Money Pool.

The system companies have entered into interest-rate cap contracts to reduce the potential impact of upward changes in interest rates on certain variable-rate tax-exempt pollution control revenue bonds held by the company, CL&P, and Western Massachusetts Electric Company, as well as a portion of the company Variable-Rate Term Loan. A total of $567 million of total outstanding long-term variable-rate debt is hedged by these interest-rate caps. The fair market value of outstanding interest-rate cap contracts as of September 30, 1994 is approximately $2.3 million.

The company's construction program expenditures amounted to approximately $21 million for the first nine months of 1994, as compared to approximately $25 million during the same period in 1993.




RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1994 with the Third Quarter of 1993
- ----------------------------------------------------------------------

Operating revenues increased approximately $5 million in the third quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                          Increase
- -------------------------------                   -------------------
                                                  (Millions of Dollars)

Regulatory decisions                                      $ 4
Fuel, purchased power, and FPPAC cost recoveries           (4)
Retail sales volume                                         4
Other revenues                                              1
                                                          ---
Total revenue change                                      $ 5
                                                          ===

Revenues related to regulatory decisions increased primarily because of the June 1994 rate increase. Fuel, purchased power and FPPAC cost recoveries decreased in the second quarter of 1994 primarily due to lower 1994 energy sales to other utilities, partially offset by increased base rate recovery of energy costs as a result of the rate increase and the timing in the recovery of expenses under the FPPAC. Sales volume increased primarily as a result of higher retail sales due to an improvement in the New Hampshire economy in 1994.

Fuel, purchased, and net interchange power expense increased approximately $1 million in the third quarter of 1994, as compared with 1993, primarily because of the timing in the recognition of expenses under the FPPAC.

Other operation and maintenance expenses decreased approximately $4 million in the third quarter of 1994, as compared with 1993, primarily due to the one-time charge associated with the 1993 employee reduction programs.

Amortization of regulatory assets, net decreased approximately $9 million in the third quarter of 1994, as compared with 1993, primarily because of the amortization in 1994 of the company's regulatory liability as allowed under the 1993 Global Settlement, which reduces amortization expense.

Federal and state income taxes increased $5 million in the third quarter of 1994, as compared with 1993, primarily because of higher book taxable income.




Comparison of the First Nine Months of 1994 with the First Nine Months
- ----------------------------------------------------------------------
of 1993
- -------


Operating revenues increased approximately $48 million in the first nine months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                         Increase
- -------------------------------                   -------------------
                                                  (Millions of Dollars)

Regulatory decisions                                      $15
Fuel, purchased power, and FPPAC cost recoveries           24
Retail sales volume                                         9
                                                          ---
Total revenue change                                      $48
                                                          ===

Revenues related to regulatory decisions increased primarily because of the June 1993 and 1994 rate increases. Fuel, purchased power and FPPAC cost recoveries increased primarily due to increased base rate recovery of energy costs as a result of the rate increases and and the timing in the recovery of expenses under the FPPAC, partially offset by lower 1994 energy sales to other utilities. Retail Sales volume increased primarily as a result of higher retail sales due to an improvement in the New Hampshire economy and a colder winter in 1994.
 Retail sales increased 3.1 percent for the first nine months of 1994, as compared with 1993.

Fuel, purchased, and net interchange power expense increased approximately $9 million in the first nine months of 1994, as compared with 1993, primarily because of higher energy costs in 1994 associated with energy purchases from other utilities, partially offset by the timing in the recognition of expenses under the FPPAC.

Other operation and maintenance expenses increased approximately $15 million in the first nine months of 1994, as compared with 1993, primarily due to higher storm-related expenses in 1994 and higher costs under the Seabrook Power Contract as a result of maintenance work during the two outages in 1994.

Amortization of regulatory assets, net decreased approximately $26 million in the first nine months of 1994, as compared with 1993, primarily because of the amortization in 1994 of the company's regulatory liability as allowed under the 1993 Global Settlement, which reduces amortization expense.

Taxes other than income taxes increased approximately $4 million in the first nine months of 1994, as compared with 1993, because of higher New Hampshire gross receipts taxes in 1994 on a higher revenue base.

Interest on long-term debt decreased approximately $2 million in the first nine months of 1994, as compared with 1993, primarily because of the $94 million repayment of the company's Term Loan in 1993 and 1994.


Federal and state income taxes increased approximately $19 million in the first nine months of 1994, as compared with 1993, primarily because of higher book taxable income.


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On October 15, 1993, the Merrimack County, New Hampshire,
Superior Court issued a decision dismissing PSNH's appeals of the property taxes assessed against it by the Town of Bow, New Hampshire for the years 1988, 1989, 1990 and 1991. The decision rejected the "unit method" of valuation (essentially book cost) and approved the "reproduction cost" method of valuation, resulting in property tax valuations approximately three times greater than net book cost, with a commensurate rise in property taxes in Bow. PSNH's 495-MW, coal-fired Merrimack Station and 12.1-MW, hydroelectric Garvins Falls Station are located in Bow. On November 2, 1994, PSNH's appeal to the New Hampshire Supreme Court was rejected and the holding of the trial court was affirmed. This decision will not impact PSNH's net income, assets or liabilities because the taxes in question had previously been paid and substantially all such amounts were included in base rates. However, other towns in New Hampshire are employing the same methodology to assess taxes against PSNH's property, and the long-term effect of the decision could be adverse to PSNH's financial condition in an amount not presently determinable.

For additional information on this matter, see NU's 1993 Form 10-K, under the caption "Item 3 - Legal Proceedings."

2. On October 18, 1994, the NRC responded to Northeast Nuclear Energy Company's (NNECO) response in the Millstone Unit 1 Feedwater Coolant Injection System (FWCI) matter, stating that, upon reconsideration by the NRC, the violation's severity level and calculation of the civil penalty would not change. The NRC also decided that further action against the NNECO manager was not warranted. NNECO is a wholly-owned subsidiary of NU.

For additional information on this matter, see "Part II.  Other
Information - Item 1. - Legal Proceedings" in PSNH s June 1994
Form 10-Q.

3. With respect to proceedings at the FERC on the 30th Amendment to the New England Power Pool Agreement and related issues concerning transmission access and discounted rates for pool-planned units, on August 3, 1994 FERC granted a motion filed by certain of the parties seeking to suspend the procedural schedule pending the filing of terms of a settlement reached by the parties. The parties have agreed to file joint status reports of their progress.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in PSNH s June 1994 and March 1994 Form 10-Qs.


Item 5. Other Information

1. A bill has been introduced and regulatory proceedings initiated in New Hampshire that involve the potential for retail wheeling, electric utility industry restructuring, and regulatory reform. To date, this bill has not been enacted and the regulatory proceedings have not progressed to a point where management can assess the likelihood that any of them might have an effect on PSNH.

For additional information on this matter, see  Item 1. Business-
Retail Wheeling in NU s 1993 Form 10-K and the MD&As in PSNH s March 1994 and June 1994 Form 10-Qs.

2. On September 6, 1994, NU filed a Petition for Rehearing with the First Circuit Court of Appeals from FERC's application of a stringent "public interest standard" to the Seabrook Power Contract, which Petition is pending.

For additional information on this matter, see "Part II. Other
Information - Item 5. Other Information" in PSNH s June 1994 Form 10-Q and Item 3. Legal Proceedings in PSNH s 1993 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

     Exhibit
     Number      Description
     -------      -----------

       27    Financial Data Schedule

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





Date    November 9, 1994           By  /s/ Bernard M. Fox
      --------------------             -----------------------------
                                           Bernard M. Fox
                                           Vice Chairman and Chief
                                           Executive Officer,
                                           and Director




Date   November 9, 1994            By  /s/ John W. Noyes
      --------------------            -----------------------------
                                           John W. Noyes
                                           Vice President and
                                           Controller