Form 10-Q
period 1995-03-31
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1995-05-11
CIK 315256

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549-1004

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995
                                              --------------
                                    OR
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

                             Yes  X        No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 28, 1995
                 -----                    -----------------------------
     Common Shares, $10.00 par value                1,000 shares

               PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


                          TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
          and December 31, 1994                                  2

          Statements of Income - Three Months Ended
          March 31, 1995 and 1994                                4

          Statements of Cash Flows - Three Months
          Ended March 31, 1995 and 1994                          5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     7

Part II.  Other Information


     Item 5.   Other Information                                10

     Item 6.   Exhibits and Reports on Form 8-K                 10

Signatures                                                      11



                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)


                                                               March 31,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................   $  2,046,563   $  2,038,625

     Less: Accumulated provision for depreciation.........        483,582        474,129
                                                             -------------  -------------
                                                                1,562,981      1,564,496
  Construction work in progress...........................         26,880         17,781
  Nuclear fuel, net.......................................          2,103          2,248
                                                             -------------  -------------
      Total net utility plant.............................      1,591,964      1,584,525
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          1,964          1,815
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,082         19,551
  Other, at cost..........................................            636            394
                                                             -------------  -------------
                                                                   21,682         21,760
                                                             -------------  -------------

Current Assets:
  Cash and special deposits...............................            217            322
  Notes receivable from affiliated companies..............         70,500         35,000
  Receivables, net........................................         81,157         76,173
  Accounts receivable from affiliated companies...........          1,175          3,779
  Accrued utility revenues................................         33,022         36,547
  Fuel, materials, and supplies, at average cost..........         43,438         37,453
  Prepayments and other...................................          2,351         20,829
                                                             -------------  -------------
                                                                  231,860        210,103
                                                             -------------  -------------

Deferred Charges:
  Regulatory asset:
   Unamortized acquisition costs..........................        656,458        678,974
   Income taxes, net......................................         68,106         66,466
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................         27,744         28,572
   Recoverable energy costs...............................        201,946        194,994
   Other..................................................          2,475          2,499
  Unamortized debt expense................................         16,241         17,064
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          4,113          7,726
                                                             -------------  -------------
                                                                1,010,367      1,029,579
                                                             -------------  -------------
      Total Assets........................................   $  2,855,873   $  2,845,967
                                                             =============  =============




See accompanying notes to financial statements.

                                           2



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)


                                                               March 31,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        421,930        421,784
  Retained earnings.......................................        143,544        125,034
                                                             -------------  -------------
           Total common stockholder's equity..............        565,475        546,819
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        882,485        905,985
                                                             -------------  -------------
           Total capitalization...........................      1,572,960      1,577,804
                                                             -------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases.................................        852,833        849,776
                                                             -------------  -------------
Current Liabilities:
  Long-term debt--current portion.........................         94,000         94,000
  Obligations under capital leases--current
   portion................................................         39,399         38,191

  Accounts payable........................................         27,706         45,984
  Accounts payable to affiliated companies................         16,818         17,309
  Accrued taxes...........................................          4,755          4,304
  Accrued interest........................................         23,634         10,496
  Accrued pension benefits................................         36,944         36,269
  Other...................................................         18,221         20,350
                                                             -------------  -------------
                                                                  261,477        266,903
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................         77,465         62,080
  Accumulated deferred investment tax credits.............          5,476          5,614
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................         27,744         28,572
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         24,634         21,934
                                                             -------------  -------------
                                                                  168,603        151,484
                                                             -------------  -------------



Commitments and Contingencies (Note 2)<F2>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,855,873   $  2,845,967
                                                             =============  =============




See accompanying notes to financial statements.

                                           3

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
    (Unaudited)

                                                                Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1995           1994
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  252,337     $  249,279
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         74,130         68,925
     Other............................................         71,702         71,357
  Maintenance.........................................          7,877         11,756
  Depreciation........................................         10,185          9,950
  Amortization of regulatory assets, net..............         14,136         14,308
  Federal and state income taxes......................         21,670         19,246
  Taxes other than income taxes.......................         10,779         10,296
                                                           -----------    -----------
        Total operating expenses......................        210,479        205,838
                                                           -----------    -----------
Operating Income......................................         41,858         43,441
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            265            454
  Other, net..........................................         (1,516)           249

  Income taxes--credit................................            978         (1,357)
                                                           -----------    -----------
        Other income, net.............................           (273)          (654)
                                                           -----------    -----------
        Income before interest charges................         41,585         42,787
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         19,818         18,382
  Other interest......................................            (56)           127
                                                           -----------    -----------
        Interest charges, net.........................         19,762         18,509
                                                           -----------    -----------


Net Income............................................     $   21,823     $   24,278
                                                           ===========    ===========








See accompanying notes to financial statements.

                                            4
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income.................................................$   21,823  $   24,278
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation.............................................    10,185       9,950
    Deferred income taxes and investment tax credits, net....    18,941      19,374
    Recoverable energy costs, net of amortization............     1,250      (4,915)
    Amortization of acquisition costs........................    14,136      14,308
    Other sources of cash....................................    10,434      10,284
    Other uses of cash.......................................      -        (11,217)
  Changes in working capital:
    Receivables and accrued utility revenues.................     1,145      (7,473)
    Fuel, materials, and supplies............................    (5,985)        916
    Accounts payable.........................................   (18,769)     (2,369)
    Accrued taxes............................................       451       1,356
    Other working capital (excludes cash)....................    21,960      20,403
                                                             ----------- -----------
Net cash flows from operating activities.....................    75,571      74,895
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt............................      -         (2,500)

  Reacquisitions and retirements of long-term debt...........   (23,500)    (23,500)
  Cash dividends on preferred stock..........................    (3,313)     (3,313)
                                                             ----------- -----------
Net cash flows used for financing activities.................   (26,813)    (29,313)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant...................................   (13,279)     (5,392)
    Nuclear fuel.............................................      (197)       -
                                                             ----------- -----------
  Net cash flows used for investments in plant...............   (13,476)     (5,392)
  NU System Money Pool.......................................   (35,500)    (44,500)
  Other investment activities, net...........................       113         (87)
                                                             ----------- -----------
Net cash flows used for investments..........................   (48,863)    (49,979)
                                                             ----------- -----------
Net Decrease in Cash For The Period..........................      (105)     (4,397)

Cash and special deposits - beginning of period..............       322       5,995
                                                             ----------- -----------
Cash and special deposits - end of period....................$      217  $    1,598
                                                             =========== ===========





See accompanying notes to financial statements.

                                            5

               PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.    General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994.
The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

<F2>2.    Commitments and Contingencies

Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH rate agreement, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Environmental Matters: On a periodic basis, PSNH reviews known waste disposal sites, and related reserves, for which the company expects to bear legal liability. As a result of its review in the first quarter, PSNH increased the liability recorded for its estimated environmental remediation costs, excluding any insurance recoveries or recoveries from third parties, by $3.0 million. PSNH's environmental reserve is now $4.8 million.

For additional information regarding environmental matters, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.


Public Service Company of New Hampshire


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------------------


This section contains management's assessment of PSNH's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's financial statements, footnotes and management's discussion and analysis in the 1994 Form 10-K.


FINANCIAL CONDITION

Overview

Net income decreased to approximately $22 million for the three months ended March 31, 1995, from approximately $24 million for the same period in 1994. The decrease from 1994 is a result of lower retail kilowatt-hour sales as a result of extremely mild weather in the first three months of 1995, partially offset by lower maintenance expenses. PSNH's retail kilowatt-hour sales for 1995 were down by approximately 4 percent from 1994, which had colder than normal weather in the first three months.


Regulatory Matters

The costs associated with purchases from certain nonutility generators (NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the Fuel and Purchased Power Adjustment Clause (FPPAC). At March 31, 1995, the unrecovered deferrals were approximately $181 million.

PSNH has been negotiating sales agreements with eight wood-fired NUGs. Settlements with two of the NUGs were completed last fall and the units were closed. Confidential settlement terms have been filed with the New Hampshire Public Commission (NHPUC) for another three units and active negotiations are
continuing with the owners of a fourth unit.   No agreement has been reached
with the owner of the remaining  two units.

On April 4, 1995, the NHPUC opened a proceeding to consider whether PSNH's $27 million of capital expenditures, including approximately $22 million for the installation of the selective catalytic reduction (SCR) pollution control system at Merrimack Station, and approximately $4 million of annual operating and maintenance expenses necessary for current compliance with the Clean Air Act Amendments of 1990 at PSNH's fossil generating stations are recoverable from PSNH's customers under PSNH's 1989 Rate Agreement with the State of New Hampshire



Nuclear Matters

In the first quarter of 1995, Seabrook operated at a capacity factor of 100 percent, as compared to 73.6 percent for the same period in 1994. The lower 1994 capacity factor was primarily the result of a shutdown on January 25, 1994 for an unplanned outage. The unit returned to service on February 18, 1994.

Maine Yankee Atomic Power Company (Maine Yankee) is the owner of an 860 MW nuclear electric generating unit (the Plant). The company owns 5% of the common stock of Maine Yankee and purchases approximately the same percentage of the Plant's output at a rate based on Maine Yankee's costs. Like other pressurized water reactors, the Plant has been experiencing degradation of its steam generator tubes, primarily in the form of circumferential cracking. Until early 1995, the cracking was believed to be limited to a relatively small number of tubes.

During the current refueling and maintenance outage that began in February 1995, Maine Yankee detected substantially increased degradation of the steam generator tubes. Maine Yankee is continuing to assess the extent of the cracking and evaluating its options. The extent of tube cracking is sufficiently great that the Plant cannot return to operation without repairs that will result in substantial additional expenditures by Maine Yankee, with PSNH being responsible for its pro rata share of non-capital costs under its power contract. In addition, PSNH will incur additional costs for replacement power (estimated at approximately $250,000 per month) until the Plant returns to service.


Maine Yankee intends to sleeve all 17,000 tubes in the Plant's three steam generators. Maine Yankee expects that the sleeving operation would begin in June and that the Plant would return to service near the end of 1995. The cost to Maine Yankee of the sleeving operation has not been determined, but could be approximately $40 million. If the capital cost of the sleeving operation exceeds the funds available to Maine Yankee itself (which is not currently expected), Maine Yankee might request equity contributions from its common stockholders, including PSNH, under its capital funds agreement with them. If requested, the stockholders are required to contribute their pro rata shares, subject in some cases to regulatory approval.



Environmental Matters

The company is potentially liable for environmental cleanup costs at a number of sites both inside and outside its service territory. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the company. In the first quarter of 1995 the company increased the liability recorded by approximately $3 million to approximately $5 million.


Liquidity And Capital Resources

Cash provided from operations and cash used for investments remained relatively flat for the first three months of 1995, as compared with the same period in 1994. Cash flows used for financing activities was approximately $3 million lower in 1995, as compared with 1994, primarily due to lower repayment of short-term debt in 1995.


PSNH's construction program expenditures amounted to approximately $13 million for the first three months of 1995, as compared to approximately $5 million in 1994, primarily due to the costs associated with the installation of the SCR pollution control system at Merrimack Station.


Results of Operations

Comparison of the First Quarter 1995 with the First Quarter of 1994
- -------------------------------------------------------------------


Operating revenues increased approximately $3 million in the first quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues         Increase/(Decrease)
- -----------------------------         -------------------

(Millions of Dollars)

Regulatory decisions                          $6
Fuel,  purchased power,
  and FPPAC cost recoveries                    5
Sales volume                                  (6)
Sales to other utilities                      (2)
                                              --

Total revenue change                          $3
                                              ==

Revenues related to regulatory decisions increased primarily because of the June 1994 retail rate increase. Fuel, purchased power, and FPPAC cost recoveries increased primarily due to higher energy and purchased power costs. Sales volume decreased as a result of lower retail kilowatt-hour sales in 1995.
Retail sales decreased 4.0 percent for the first quarter of 1995 from 1994 sales levels primarily due to extremely mild weather in the first three months of 1995.

Fuel, purchased and net interchange power expense increased approximately $5 million in the first quarter of 1995, as compared with 1994, primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Maintenance expense decreased approximately $4 million in the first quarter of 1995, as compared with 1994. The decrease is primarily due to lower storm costs in 1995.

Other, net decreased approximately $2 million in the first quarter of 1995, as compared with 1994, primarily because of an increase to the environmental reserve established for the Laconia, New Hampshire coal tar site.


                      PART II. OTHER INFORMATION


Item 5.   Other Information

1. On April 10, 1995, in connection with PSNH's 1994 integrated least cost resource plan filing, the New Hampshire Public Utilities Commission (NHPUC) ordered PSNH to conduct future least cost planning by evaluating resource options available to PSNH based on the economics of only the PSNH system, rather than the combined NU system. This ruling could have an adverse effect on the System's future resource planning. PSNH plans to seek rehearing of the NHPUC's decision regarding combined system planning.

2. On March 24, 1995, PSNH introduced a proposal for electric utility restructuring in the ongoing roundtable set up by the NHPUC, which is similar to the comments entitled "Path To a Competitive Future" that were submitted by The Connecticut Light and Power Company to the Connecticut Department of Public Utility Control on March 22, 1995.

For additional information on this matter, see "Item 1. Business - Subsequent Events" in the PSNH's 1994 Form 10-K.

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





Date      May 11, 1995              By  /s/ Bernard M. Fox
      --------------------          -----------------------------
                                        Bernard M. Fox
                                        Vice Chairman and Chief
                                        Executive Officer,
                                        and Director




Date      May 11, 1995              By  /s/ John W. Noyes
      --------------------          -----------------------------
                                        John W. Noyes
                                        Vice President and
                                        Controller