Form 10-Q
period 1995-06-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1995-08-14
CIK 315256

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549-1004

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995
                                              -------------


                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            -------   -------

                       Commission File Number 1-6392
                                              ------


                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  ---------------------------------------


          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                        02-018150
              -------------                        ---------


   (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)             Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
-----------------------------------------------------------------

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

                             Yes  X         No
                                 ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 31, 1995
                 -----                    ----------------------------


     Common Shares, $10.00 par value                1,000 shares
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS


                                                            Page No.
                                                            --------



Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and
          and December 31, 1994                                  2

          Statements of Income - Three and Six
          Months Ended June 30, 1995 and 1994                    4

          Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                           5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     8

Part II.  Other Information

     Item 1.   Legal Proceedings                                13

     Item 4.   Submission of Matters to a Vote
               of Security Holders                              13

     Item 5.   Other Information                                13

     Item 6.   Exhibits and Reports on Form 8-K                 15

Signatures                                                      16



                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $  2,068,445   $  2,038,625

     Less: Accumulated provision for depreciation.........        491,195        474,129
                                                             -------------  -------------
                                                                1,577,250      1,564,496
  Construction work in progress...........................         19,023         17,781
  Nuclear fuel, net.......................................          2,066          2,248
                                                             -------------  -------------
      Total net utility plant.............................      1,598,339      1,584,525
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          2,142          1,815
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,241         19,551
  Other, at cost..........................................            635            394
                                                             -------------  -------------
                                                                   22,018         21,760
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................            411            322
  Notes receivable from affiliated companies..............         69,250         35,000
  Receivables, net........................................         79,449         76,173
  Accounts receivable from affiliated companies...........          1,943          3,779
  Accrued utility revenues................................         31,168         36,547
  Fuel, materials, and supplies, at average cost..........         44,630         37,453
  Prepayments and other...................................         25,304         20,829
                                                             -------------  -------------
                                                                  252,155        210,103
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Unamortized acquisition costs..........................        633,942        678,974
   Income taxes, net......................................         68,197         66,466
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................         27,070         28,572
   Recoverable energy costs...............................        208,816        194,994
   Other..................................................          2,452          2,499
  Unamortized debt expense................................         15,730         17,064
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          3,383          7,726
                                                             -------------  -------------
                                                                  992,874      1,029,579
                                                             -------------  -------------
      Total Assets........................................   $  2,865,386   $  2,845,967
                                                             =============  =============




See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        422,076        421,784
  Retained earnings.......................................        154,124        125,034
                                                             -------------  -------------
           Total common stockholder's equity..............        576,201        546,819
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        686,485        905,985
                                                             -------------  -------------
           Total capitalization...........................      1,387,686      1,577,804
                                                             -------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases.................................        857,982        849,776
                                                             -------------  -------------
Current Liabilities:
  Long-term debt--current portion.........................        266,500         94,000
  Obligations under capital leases--current
   portion................................................         38,133         38,191
  Accounts payable........................................         33,575         45,984
  Accounts payable to affiliated companies................         17,865         17,309
  Accrued taxes...........................................         19,555          4,304
  Accrued interest........................................         10,862         10,496
  Accrued pension benefits................................         37,438         36,269
  Other...................................................         20,459         20,350
                                                             -------------  -------------
                                                                  444,387        266,903
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................         85,339         62,080
  Accumulated deferred investment tax credits.............          5,337          5,614
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................         27,070         28,572
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         24,301         21,934
                                                             -------------  -------------
                                                                  175,331        151,484
                                                             -------------  -------------



Commitments and Contingencies (Note 3)<F3>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,865,386   $  2,845,967
                                                             =============  =============





See accompanying notes to financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
    (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1995       1994       1995       1994
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 232,849  $ 210,875  $ 485,186  $ 460,154
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    64,179     40,640    138,309    109,565
     Other.........................................    73,830     80,575    145,532    151,932
  Maintenance......................................    12,996     12,153     20,873     23,909
  Depreciation.....................................    10,861      9,222     21,046     19,172
  Amortization of regulatory assets, net...........    13,975     14,019     28,111     28,327
  Federal and state income taxes...................    15,151     12,292     36,821     31,538
  Taxes other than income taxes....................    10,377      9,586     21,156     19,882
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   201,369    178,487    411,848    384,325
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    31,480     32,388     73,338     75,829
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       510        485        775        939
  Other, net.......................................     1,563        572         47        821




  Income taxes--credit.............................      (236)      (415)       742     (1,772)
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     1,837        642      1,564        (12)
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    33,317     33,030     74,902     75,817
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    19,555     18,927     39,373     37,309
  Other interest...................................      (130)       102       (186)       229
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    19,425     19,029     39,187     37,538
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  13,892  $  14,001  $  35,715  $  38,279
                                                    ========== ========== ========== ==========








See accompanying notes to financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income.................................................$   35,715  $   38,279
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation.............................................    21,046      19,172
    Deferred income taxes and investment tax credits, net....    34,057      32,906
    Recoverable energy costs, net of amortization............    (3,510)    (28,693)
    Amortization of acquisition costs........................    28,111      28,327
    Other sources of cash....................................    12,498       2,205
    Other uses of cash.......................................       (72)     (9,334)
  Changes in working capital:
    Receivables and accrued utility revenues.................     3,939       8,542
    Fuel, materials, and supplies............................    (7,177)        274
    Accounts payable.........................................   (11,853)      6,602
    Accrued taxes............................................    15,251      18,748
    Other working capital (excludes cash)....................   (13,143)    (14,143)
                                                             ----------- -----------
Net cash flows from operating activities.....................   114,862     102,885
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt............................      -         (2,500)


  Reacquisitions and retirements of long-term debt...........   (47,000)    (47,000)
  Cash dividends on preferred stock..........................    (6,625)     (6,625)
                                                             ----------- -----------
Net cash flows used for financing activities.................   (53,625)    (56,125)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant...................................   (26,498)    (11,427)
    Nuclear fuel.............................................      (234)       -
                                                             ----------- -----------
  Net cash flows used for investments in plant...............   (26,732)    (11,427)
  NU System Money Pool.......................................   (34,250)    (40,750)
  Other investment activities, net...........................      (166)       (174)
                                                             ----------- -----------
Net cash flows used for investments..........................   (61,148)    (52,351)
                                                             ----------- -----------
Net Increase (Decrease) in Cash For The Period...............        89      (5,591)

Cash and special deposits - beginning of period..............       322       5,995
                                                             ----------- -----------
Cash and special deposits - end of period....................$      411  $      404
                                                             =========== ===========




See accompanying notes to financial statements.

                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting Change

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). In the event that any portion of the company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that SFAS 121 would have a material impact on the financial position or results of operations of the company upon adoption. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Commitments and Contingencies

Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

PSNH Rate Agreement: Effective June 1, 1995, the sixth of seven successive 5.5 percent annual increases went into effect for PSNH's base retail rates. For further information regarding the PSNH rate agreement, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in PSNH's March 31, 1995 Form 10-Q and 1994 Form 10-K.
Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

4.   Workforce Reduction

For information regarding the NU system's workforce reduction program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q.


                    PUBLIC SERVICE COMPANY OF  NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of PSNH's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's financial statements, footnotes and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter 1995 Form 10-Q.


FINANCIAL CONDITION

Overview

Net income remained at approximately $14 million for the three-months ended June 30, 1995 as compared to the same period in 1994, and decreased to approximately $36 million for the six months ended
June 30, 1995, from approximately $38 million for the same period in 1994. PSNH's retail kilowatt-hour sales for the first six months of 1995 were down by approximately one percent from 1994. Residential and commercial sales were lower as a result of the mild winter were partially offset by higher industrial sales from economic growth in New Hampshire.

Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees by the end of January 1996. An early retirement program is available to approximately 155 eligible employees of NU's subsidiaries, including Seabrook employees, who will be at least age 55 with ten years of service as of January 1, 1996. The employees have until September 15, 1995, to make their decisions. The balance of the workforce reduction will be achieved through attrition and layoffs. The NU system-wide estimated cost of the early retirements and layoffs could be in the range of $10 million to $12 million.

Retail Wheeling and Utility Restructuring

See "Part II. Item 5. Other Information" for updated information concerning retail wheeling and utility restructuring.


Regulatory Matters

Effective June 1, 1995, PSNH put into effect the sixth of seven successive 5.5 percent annual retail rate increases called for by the 1989 Rate Agreement. This action followed the failure of negotiations with the Governor and the Attorney General of New Hampshire to amend the 1989 Rate Agreement to address the future level of PSNH's rates as well as other items concerning the transition to a more competitive environment.

Furthermore, administrative decisions of the New Hampshire Public Utilities Commission (NHPUC), legislation enacted by the New Hampshire legislature, and comments by the Governor of New Hampshire have brought into question the future regulatory environment in New Hampshire. PSNH plans to appeal the recent NHPUC decision relating to the exclusivity of electric utility franchises in New Hampshire and continues to evaluate other options for protecting its interests.

See "Part II. Item 5. Other Information" for more information regarding the recent legislation and the Freedom Electric Power Company decision.

The costs associated with purchases by PSNH from certain nonutility generators
(NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the Fuel and Purchased Power Adjustment Clause (FPPAC). At June 30, 1995, the unrecovered deferrals were approximately $185 million.

PSNH has reached tentative agreements with the six remaining wood-fired NUGs. These agreements will result in significant savings to customers if contracts are finalized and approved by the NHPUC.

Nuclear Matters

Seabrook operated at a capacity factor of 94 percent through June 1995, as compared to 41 percent for the same period in 1994. The lower 1994 capacity factor was primarily the result of a 23-day shutdown for an unplanned outage that began in January and a 114-day refueling and maintenance outage that began in April.

In June 1995, Maine Yankee Atomic Power Company (Maine Yankee) began an operation to sleeve all 17,000 tubes in the plant's three steam generators. Maine Yankee expects that the plant will return to service near the end of 1995. The approximate cost to Maine Yankee of the sleeving operation has been determined to be $40 million, which will be expensed. PSNH will be billed by Maine Yankee for its pro rata share (5 percent) of these costs over the next six months, under its power contract. In addition, PSNH will incur additional costs for replacement power (estimated at $250,000 per month) until Maine Yankee returns to service.


Liquidity And Capital Resources

Cash provided from operations increased approximately $12 million for the first six months of 1995, as compared with the same period in 1994, primarily due to higher energy purchases as a result of the Seabrook outages in 1994. Cash flows used for financing activities was approximately $3 million lower in 1995, as compared with 1994. Cash used for investments increased approximately $9 million for the first six months of 1995, as compared with the same period for 1994, primarily due to an increase in plant, partially offset by lower investment in the NU System Money Pool.

PSNH's construction program expenditures amounted to approximately $26 million for the first six months of 1995, as compared to approximately $11 million in 1994, primarily due to the costs associated with the installation of the pollution control system at Merrimack Station.
North Atlantic Energy Corporation (NAEC) filed an application on August 4, 1995 to issue up to $240 million of five-year notes in a refinancing which could save PSNH customers $15 million over the next five years. The $15 million in savings would be passed on to customers through PSNH's Fuel and Purchased Power Adjustment Clause (FPPAC) , which is reset twice a year, on June 1 and December
1. NAEC estimates that if NHPUC approval is secured this fall, the refinancing should take place in late 1995.

Results of Operations

Comparison of the Second  Quarter 1995 with the Second Quarter
--------------------------------------------------------------
of 1994
-------

Operating revenues increased approximately $22 million in the second quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                  Increase/Decrease
-----------------------------                  -----------------
                                             (Millions of Dollars)

Regulatory decisions                                 $ 4
Fuel, purchased power,
  and FPPAC cost recoveries                           20
Other                                                 (2)
                                                     ---
Total revenue change                                 $22
                                                     ===

Revenues related to regulatory decisions increased primarily because of the June 1994 and June 1995 retail rate increases. Fuel, purchased power, and FPPAC cost recoveries increased primarily due to higher sales to nonaffiliated utilities. Retail sales volume increased 2.1 percent for the second quarter of 1995, as compared with 1994.

Fuel, purchased and net interchange power expense increased approximately $24 million in the second quarter of 1995, as compared with 1994, primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Other operation expense decreased approximately $7 million in the second quarter of 1995, as compared with 1994, primarily due to the higher costs under the Seabrook Power Contract as a result of maintenance work during the extended refueling and maintenance outage in 1994.

Federal and state income taxes increased approximately $3 million in the second quarter of 1995, as compared with 1994, primarily due to the lower tax benefits associated with the Seabrook inter-company loss.

Comparison of the First Six Months of 1995 with the First Six
-------------------------------------------------------------
Months of 1994
--------------

Operating revenues increased approximately $25 million in the first six months of 1995, as compared with 1994. The components of the change in operating revenues are as follows:


Changes in Operating Revenues                  Increase/Decrease
-----------------------------                  -----------------
                                             (Millions of Dollars)

Regulatory decisions                                $10
Fuel,  purchased power,
   and FPPAC cost recoveries                         25
Retail sales volume                                  (5)
Wholesale revenues and other                         (5)
                                                    ---
     Total revenue change                           $25
                                                    ===

Revenues related to regulatory decisions increased primarily because of the June 1994 and June 1995 retail rate increases. Fuel, purchased power, and FPPAC cost recoveries increased primarily due to higher sales to non-affiliated utilities. Retail sales volume decreased 1.2 percent for the first six months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995.

Fuel, purchased and net interchange power expense increased approximately $29 million in the first six months of 1995, as compared with 1994, primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Other operation and maintenance expense decreased approximately $9 million in the first six months of 1995, as compared with 1994, primarily due to the higher costs under the Seabrook Power Contract as a result of maintenance work during the extended refueling and maintenance outage in 1994 and high storm costs in 1994.

Federal and state income taxes increased approximately $4 million in the first six months of 1995, as compared with 1994, primarily due to the lower tax benefits associated with the Seabrook inter-company loss.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On May 23, 1995, the U.S. Court of Appeals for the First Circuit affirmed the Federal Energy Regulatory Commission's (FERC) order on the Seabrook Power Contract. The court held that FERC had correctly applied the "public interest standard" to modify terms of the contract. The order affects only future changes to the Seabrook Power Contract, including changes to decommissioning charges and rate of return.

For additional information on these proceedings, see "Item 3 - Legal Proceedings" in PSNH's 1994 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of PSNH held on May 1, 1995, stockholders voted to fix the number of directors for the ensuing year at nine. The vote fixing the number of directors at nine was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH.

At the Annual Meeting, the following nine directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John C. Collins, William B. Ellis, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, Gerald Letendre, Hugh C. MacKenzie, Jane E. Newman and Robert
P. Wax.

Item 5.   Other Information
1. On June 20, 1995, the staff of the Securities and Exchange Commission recommended "conditional repeal" of the Public Utility Holding Company Act of 1935 and substantial loosening of rules presently restricting NU's capital-raising and diversification activities. Repeal is subject to approving legislation in Congress, which has yet to be introduced. Comments on the rules are due in September.

For additional information on this matter, see "Business - Public Utility Regulation" in PSNH's 1994 Form 10-K.

2. Under legislation effective June 19, 1995, the New Hampshire Public Utility Commission (NHPUC) can approve a retail wheeling pilot program to begin no earlier than January 1, 1996. The new law creates a legislative study committee to investigate the future of the electric industry and state regulation, with a scheduled report date of November 1995.



     The bill also permits economic development and business retention rates to be offered to new or expanding business and to manufacturers threatening to leave the state or close their operations. PSNH filed economic development and business retention rate tariffs on June 26, 1995. On July 14, 1995, the NHPUC suspended the tariffs and denied PSNH's requests to approve the new rates on a temporary basis.

For additional information on this matter, see "Business - Competition and Marketing - Retail Marketing" in PSNH's 1994 Form 10-K.

3. On June 6, 1995, in a 2-1 decision involving Freedom Electric Power Company's (FEPCo) petition to serve selected large PSNH customers, the NHPUC found that electric utility franchises in New Hampshire are not exclusive as a matter of law. The NHPUC also found that the approval of competition in PSNH's territory in no way affected the State of New Hampshire's commitment to the 1989 Rate Agreement with PSNH because rates were not being affected. PSNH plans to appeal this decision.

     On July 14, 1995, FEPCo filed a petition for declaratory ruling with the FERC requesting a ruling that FEPCo is entitled to wheeling services from PSNH.

For additional information on this proceeding, see "Business - Competition and Marketing - Retail Marketing" in PSNH's 1994 Form
10-K.

4. On May 23, 1995, the NHPUC denied PSNH's motion for rehearing in PSNH's least cost planning proceeding. In an April 1995 decision, the NHPUC had required PSNH to conduct future resource planning based on only the economics of PSNH, rather than the combined NU system.

For additional information on this proceeding, see "Other Information" in PSNH's 1995 Form 10-Q for the quarter ended March 31, 1995.

5.   On June 22, 1995, The United States Court of Federal Claims held in Yankee
                                                                         ------

Atomic Electric Company v. The United States that as applied to Yankee Atomic
--------------------------------------------

Electric Company (YAEC), the Uranium Enrichment Decontamination and Decommissioning Fund, which pursuant to the 1992 Energy Policy Act imposes an annual "special assessment" on domestic utilities, is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. This decision is subject to appeal.

For additional information on this proceeding, see "Business - Electric Operations - Nuclear Generation - Decommissioning" in PSNH's 1994 Form 10-K.



6.   Retirement of William B. Ellis

On August 1, 1995, pursuant to a management succession plan that was introduced on January 29, 1992, William B. Ellis resigned as Chairman of NU's Board of Trustees, and Bernard M. Fox assumed that position. Mr. Ellis also resigned from the Board of Directors of PSNH and certain other NU subsidiaries.

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





Date    August 14, 1995         By  /s/ Bernard M. Fox
      --------------------          -----------------------------
                                        Bernard M. Fox
                                        Vice Chairman and Chief
                                        Executive Officer,
                                        and Director




Date   August 14, 1995          By  /s/ John W. Noyes
      --------------------          -----------------------------
                                        John W. Noyes
                                        Vice President and















                                        Controller