Form 10-Q
period 1995-09-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1995-11-14
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549-1004

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995
                                            ------------------


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

                 Class                    Outstanding at October 31, 1995
                 -----                    -------------------------------


     Common Shares, $10.00 par value                1,000 shares
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS


                                                            Page No.
                                                            --------



Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 and
          and December 31, 1994                                  2

          Statements of Income - Three and Nine
          Months Ended September 30, 1995 and 1994               4

          Statements of Cash Flows - Nine Months
          Ended September 30, 1995 and 1994                      5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     8

Part II.  Other Information

     Item 1.   Legal Proceedings                                12


     Item 5.   Other Information                                12

     Item 6.   Exhibits and Reports on Form 8-K                 13

Signatures                                                      14














            PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $  2,072,021   $  2,038,625

     Less: Accumulated provision for depreciation.........        503,300        474,129
                                                             -------------  -------------
                                                                1,568,721      1,564,496
  Construction work in progress...........................         27,816         17,781
  Nuclear fuel, net.......................................          1,782          2,248
                                                             -------------  -------------
      Total net utility plant.............................      1,598,319      1,584,525
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          2,286          1,815
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,405         19,551
  Other, at cost..........................................            638            394
                                                             -------------  -------------
                                                                   22,329         21,760
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................            610            322
  Notes receivable from affiliated companies..............        105,500         35,000
  Receivables, net........................................         80,305         76,173
  Accounts receivable from affiliated companies...........            958          3,779
  Accrued utility revenues................................         27,554         36,547
  Fuel, materials, and supplies, at average cost..........         44,454         37,453
  Prepayments and other...................................         20,892         20,829
                                                             -------------  -------------
                                                                  280,273        210,103
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Unamortized acquisition costs..........................        611,426        678,974
   Income taxes, net......................................         76,412         66,466
   Unrecovered contract obligation--Yankee Atomic
    Electric Company......................................         26,392         28,572
   Recoverable energy costs...............................        214,552        194,994
   Other..................................................          2,428          2,499
  Unamortized debt expense................................         15,012         17,064
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          2,726          7,726
                                                             -------------  -------------
                                                                  982,232      1,029,579
                                                             -------------  -------------
      Total Assets........................................   $  2,883,153   $  2,845,967
                                                             =============  =============













See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        422,231        421,784
  Retained earnings.......................................        148,006        125,034
                                                             -------------  -------------
           Total common stockholder's equity..............        570,238        546,819
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        686,485        905,985
                                                             -------------  -------------
           Total capitalization...........................      1,381,723      1,577,804
                                                             -------------  -------------

Obligations Under Seabrook Power Contract
 and Other Capital Leases.................................        856,401        849,776
                                                             -------------  -------------
Current Liabilities:
  Long-term debt--current portion.........................        243,000         94,000
  Obligations under capital leases--current
   portion................................................         43,448         38,191
  Accounts payable........................................         34,456         45,984
  Accounts payable to affiliated companies................         15,878         17,309
  Accrued taxes...........................................         19,578          4,304
  Accrued interest........................................         23,686         10,496
  Accrued pension benefits................................         38,022         36,269
  Other...................................................         28,727         20,350
                                                             -------------  -------------
                                                                  446,795        266,903
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        107,296         62,080
  Accumulated deferred investment tax credits.............          5,198          5,614
  Deferred contract obligation--Yankee Atomic
   Electric Company.......................................         26,392         28,572
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         26,064         21,934
                                                             -------------  -------------
                                                                  198,234        151,484
                                                             -------------  -------------



Commitments and Contingencies (Note 3)<F3>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,883,153   $  2,845,967
                                                             =============  =============














See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1995       1994       1995       1994
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 249,626  $ 227,976  $ 734,812  $ 688,130
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    64,613     53,090    202,922    162,655
     Other.........................................    80,737     76,149    226,269    228,081
  Maintenance......................................     8,722     10,640     29,595     34,549
  Depreciation.....................................    11,837      9,820     32,883     28,992
  Amortization of regulatory assets, net...........    13,212     13,176     41,323     41,503
  Federal and state income taxes...................    20,470     16,507     57,291     48,045
  Taxes other than income taxes....................    10,380      9,881     31,536     29,763
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   209,971    189,263    621,819    573,588
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    39,655     38,713    112,993    114,542
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       453        399      1,228      1,127
  Other, net.......................................     1,664       (907)     1,711        125




  Income taxes--credit.............................       416        635      1,158     (1,137)
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     2,533        127      4,097        115
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    42,188     38,840    117,090    114,657
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    18,994     19,474     58,367     56,783
  Other interest...................................        (1)       104       (187)       333
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    18,993     19,578     58,180     57,116
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  23,195  $  19,262  $  58,910  $  57,541
                                                    ========== ========== ========== ==========


















See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income.................................................$   58,910  $   57,541
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation.............................................    32,883      28,992
    Deferred income taxes and investment tax credits, net....    52,946      48,707
    Recoverable energy costs, net of amortization............      (903)    (39,333)
    Amortization of acquisition costs........................    41,323      41,503
    Other sources of cash....................................    20,229       2,662
    Other uses of cash.......................................      -         (7,457)
  Changes in working capital:
    Receivables and accrued utility revenues.................     7,682      10,275
    Fuel, materials, and supplies............................    (7,001)     (1,176)
    Accounts payable.........................................   (12,959)     (5,763)
    Accrued taxes............................................    15,274      18,898
    Other working capital (excludes cash)....................     4,602       6,111
                                                             ----------- -----------
Net cash flows from operating activities.....................   212,986     160,960
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt............................      -         (2,500)


  Reacquisitions and retirements of long-term debt...........   (70,500)    (70,500)
  Cash dividends on preferred stock..........................    (9,938)     (9,937)
  Cash dividends on common stock.............................   (26,000)       -
                                                             ----------- -----------
Net cash flows used for financing activities.................  (106,438)    (82,937)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant...................................   (35,113)    (21,252)
    Nuclear fuel.............................................      (186)       (362)
                                                             ----------- -----------
  Net cash flows used for investments in plant...............   (35,299)    (21,614)
  NU System Money Pool.......................................   (70,500)    (61,750)
  Other investment activities, net...........................      (461)        (87)
                                                             ----------- -----------
Net cash flows used for investments..........................  (106,260)    (83,451)
                                                             ----------- -----------
Net Increase (Decrease) in Cash For The Period...............       288      (5,428)

Cash and special deposits - beginning of period..............       322       5,995
                                                             ----------- -----------
Cash and special deposits - end of period....................$      610  $      567
                                                             =========== ===========



See accompanying notes to financial statements.






                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). If any portion of the company's operations was no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. The company would also be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that the adoption of SFAS 121 would have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Commitments and Contingencies

Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH rate agreement, see the Notes to Financial Statements in PSNH's June 30, 1995 Form 10-Q and 1994 Form 10-K.

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

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Financial Statements in PSNH's 1994 Form 10-K.



                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of PSNH's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's financial statements, footnotes, and Part II, Other Information, of this report and Management's Discussion and Analysis in the 1994 Form 10-K and the First and Second Quarter 1995 Form 10-Qs.

FINANCIAL CONDITION

Overview

Net income increased to approximately $23 million for the three months ended September 30, 1995 from approximately $19 million for the same period in 1994. Net income increased to approximately $59 million for the nine months ended September 30, 1995 from approximately $58 million for the same period in 1994. Net Income for the three-month period increased primarily due to higher revenues from regulatory decisions and higher retail kilowatt-hour sales. Retail kilowatt-hour sales for the quarter were up 1.9 percent from 1994 as a result of hotter summer weather.

Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees. The NU system-wide estimated pre-tax cost of the early retirement that was charged to expense in the third quarter was approximately $7 million. This estimate was based on 121 eligible employees accepting the early retirement. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost of the early retirements and layoffs to the NU system could be in the range of $2 million to $3 million.

Regulatory Matters

On September 15, 1995, PSNH filed with the New Hampshire Public Utilities Commission (NHPUC) a request for a reduced Fuel and Purchased Power Adjustment Clause(FPPAC) rate to take effect on December 1, 1995 and continue through May 31, 1996. If approved, the effective rate would reduce PSNH's overall rate level by about one percent. A final decision is expected by the end of November.

The costs associated with purchases by PSNH from certain nonutility generators
(NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the FPPAC. At September 30, 1995, the unrecovered deferrals were approximately $189 million. PSNH has reached tentative agreements with the six remaining wood-fired NUGs. These agreements call for substantial upfront and continuing payments, and are subject to the approval of the NHPUC. If the NHPUC's proposal for a retail wheeling pilot is not revised to provide for full recovery of stranded investments, management will need to reevaluate whether to proceed with the NUG buy-out agreements.

Nuclear Performance

The Seabrook nuclear power plant operated at a capacity factor of 92.8 percent for the nine months ended September 30, 1995, as compared to 48.5 percent for the same period in 1994. The lower 1994 capacity factor was primarily the result of a 23-day shutdown for an unplanned outage that began in January and a 114-day refueling and maintenance outage that began in April. Seabrook began a 50-day refueling and maintenance outage in November 1995.

Liquidity And Capital Resources

Cash provided from operations increased approximately $52 million for the first nine months of 1995, as compared with the same period in 1994, primarily due to higher fuel recoveries. Cash flows used for financing activities increased approximately $24 million in 1995 primarily due to the payment of common stock dividends in 1995. Cash used for investments increased approximately $23 million for the first nine months of 1995 primarily due to an increase in construction expenditures in 1995 and higher investment in the NU system money pool.

PSNH's construction program expenditures amounted to approximately $35 million for the first nine months of 1995, as compared to approximately $21 million for the same period in 1994. The increase is primarily due to the costs associated with the installation of the pollution control system at Merrimack Station.

On October 18, 1995, Moody's Investors Service lowered its ratings of PSNH and North Atlantic Energy Corporation (NAEC) securities, bringing the rating for PSNH's First Mortgage Bonds below investment grade. Standard and Poor's had previously downgraded PSNH and NAEC securities below investment grade. With both of the major nationally recognized securities rating organizations that rate PSNH and NAEC securities rating them below investment grade, PSNH's and NAEC's borrowing costs have been adversely affected and the future availability and cost of funds for those companies could be adversely affected.



Results of Operations

Comparison of the Third Quarter 1995 with the Third Quarter
-----------------------------------------------------------
of 1994
-------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                  Increase/Decrease
-----------------------------                  -----------------
                                             (Millions of Dollars)

Regulatory decisions                                  $5
Fuel, purchased power,
  and FPPAC cost recoveries                           17
Retail Sales Volume                                    2
Other                                                 (2)
                                                     ---
Total revenue change                                 $22
                                                     ===

Revenues related to regulatory decisions increased primarily because of the June 1995 retail rate increase. Fuel, purchased power, and FPPAC cost recoveries increased primarily due to an increase in base fuel recoveries and higher sales to other utilities. Retail kilowatt-hour sales increased 1.9 percent for the quarter from 1994 levels as a result of hotter summer weather.

Fuel, purchased and net interchange power expense increased approximately $12 million in the third quarter of 1995 primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Other operation and maintenance expense increased approximately $3 million in the third quarter of 1995 primarily due to the higher costs under the Seabrook Power Contract.

Federal and state income taxes increased approximately $4 million in the third quarter of 1995 primarily due to higher book taxable income.



Comparison of the First Nine Months of 1995 with the First Nine
---------------------------------------------------------------
Months of 1994
--------------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                  Increase/Decrease
-----------------------------                  -----------------
                                             (Millions of Dollars)

Regulatory decisions                                   $15
Fuel, Purchased Power,
 and FPPAC cost recoveries                              42
Retail Sales Volume                                     (3)
Wholesale revenues                                      (4)
Other                                                   (3)
                                                       ---
Total revenue change                                   $47
                                                       ===

Revenues related to regulatory decisions increased primarily because of the June 1994 and 1995 retail rate increases. Fuel, purchased power, and FPPAC cost recoveries increased primarily due to higher sales to other utilities and higher base fuel recoveries.

Fuel, purchased and net interchange power expense increased approximately $40 million in the first nine months of 1995 primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Other operation and maintenance expenses decreased approximately $7 million in the first nine months of 1995 primarily due to lower capacity charges under the Seabrook Power Contract and lower storm costs in 1995.

Federal and state income taxes increased approximately $11 million in the first nine months of 1995 primarily due to higher book taxable income and lower tax benefits associated with the Seabrook inter-company loss.



                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1.   On or about November 1, 1995, the New Hampshire Office of Consumer Advocate
(OCA) and the Campaign for Ratepayers Rights filed suit in Superior Court against the NHPUC seeking a declaratory ruling that special contracts entered into by and between PSNH and certain retail customers are prohibited by the 1989 rate agreement between PSNH and the State of New Hampshire (Rate Agreement).
The petition is based on an alleged inconsistency between the New Hampshire statute that allows special contracts agreed to by a utility and a customer when deemed appropriate by the NHPUC and the legislation accepting the Rate Agreement wherein PSNH received protection against NHPUC actions fixing rates other than in the manner agreed upon in the Rate Agreement. The court petition alleges that the special contracts also constitute a breach of the Rate Agreement by PSNH, thereby stopping PSNH from claiming benefits under the Rate Agreement.
The New Hampshire Attorney General will represent the NHPUC in this action. While PSNH believes this proceeding should be dismissed on procedural grounds, it cannot predict the outcome of this proceeding or its ultimate effect on PSNH or NAEC at this time.

Item 5.   Other Information
1. On October 9, 1995, the NHPUC issued preliminary guidelines for an Electric Retail Competition Pilot Program (Program). The Program is proposed to be a three-year retail wheeling experiment under which a randomly selected group of retail users will be free to purchase up to 60 MW of power from other suppliers besides their franchised local utility, of which 44 MW of the prospective loss is allocated to PSNH. This amount of power equals three percent of PSNH's peak load. If the program were implemented as proposed, participants would be responsible for arranging their own electricity supply and would be free to negotiate the terms for such supply with any potential supplier. Under the proposed guidelines, utilities would not be allowed to charge exit or re-entry fees to customers who go off and on their systems, but recovery of stranded costs resulting from the Program would be split equally between utility investors and participating customers. Finalization of the guidelines is expected in December 1995, subject to further comments and hearings.

For additional information on this matter, see "Other Information" in PSNH's 1995 Form 10-Q for the quarter ended June 30, 1995.

2. On September 1, 1995, PSNH filed a petition with the New Hampshire Supreme Court, which was accepted on November 2, 1995, appealing the NHPUC's decision in the proceeding involving Freedom Electric Power Company, now known as Freedom Energy Company, LLC (Freedom), that PSNH's franchise was not exclusive as a matter of law.
For additional information on this matter, see "Other Information" in PSNH's 1995 Form 10-Q for the quarter ended June 30, 1995.

3. New Hampshire's Limited Electrical Energy Producers Act (LEEPA) purportedly allows a qualifying generator of not greater than 5 MW capacity to sell its output to up to three retail customers. LEEPA also provides that the local franchised utility could be ordered to wheel the energy to these retail customers. On October 3, 1995, the NHPUC issued an order stating that the LEEPA retail wheeling provision was not pre-empted by federal law and that it had authority to order such retail wheeling service if it was found to be in the public good. PSNH and Connecticut Valley Electric Company filed motions for rehearing of this order with the NHPUC on November 2, 1995.

4. On October 4, 1995, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion to intervene filed by Northeast Utilities Service Company, Connecticut Yankee Atomic Power Company and North Atlantic Energy Service Company as party petitioners in the lawsuit brought by other nuclear utilities seeking a judicial declaration that the Nuclear Waste Policy Act of 1982, as amended, unconditionally binds the U.S. Department of Energy to begin acceptance of spent nuclear fuel and high-level radioactive waste beginning on January 31, 1998.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in PSNH's 1994 Form 10-K.

5. On October 12, 1995, the NRC issued an order halting major dismantling or decommissioning activities at the Yankee Rowe Nuclear Plant (Yankee Rowe) until after completion of an adjudicatory hearing process. The NRC intends to issue a Notice of Opportunity for a hearing on the NRC staff-approved Yankee Rowe decommissioning plan and, if a hearing is requested, order an expedited hearing.
 The NRC's action was taken in response to a recent federal appeals court decision finding that the NRC should have offered a hearing opportunity prior to authorizing Yankee's Component Removal Program in 1993.

For additional information on this matter, see "Other Information" in PSNH's 1995 Form 10-Q for the quarter ended June 30, 1995.

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



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                              Registrant










Date   November 13, 1995        By  /s/ Bernard M. Fox
      --------------------          -----------------------------
                                        Bernard M. Fox
                                        Chairman, Chief Executive
                                          Officer, and Director




Date   November 13, 1995        By  /s/ John W. Noyes
      --------------------          -----------------------------
                                        John W. Noyes
                                        Vice President and
                                          Controller