Form 10-Q
period 1996-03-31
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1996-05-08
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------


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




                  Address of principal executive offices)   (Zip Code)

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

               Class                             Outstanding at April 30, 1996
               -----                             -----------------------------

     Common Shares, $10.00 par value                    1,000 shares


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS
                               -----------------



                                                            Page No.
                                                            --------


Part I.    Financial Information

   Item 1.  Financial Statements

      Balance Sheets - March 31, 1996 and December 31, 1995     2

      Statements of Income - Three Months Ended
        March 31, 1996 and 1995                                 4

      Statements of Cash Flows - Three Months Ended
        March 31, 1996 and 1995                                 5

      Notes to Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     9

Part II.  Other Information

   Item 1.  Legal Proceedings                                  12

   Item 5.  Other Information                                  12

   Item 6.Exhibits and Reports on Form 8-K                     13

Signatures                                                     14




                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                March 31,    December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at cost:
  Electric................................................   $  2,117,510   $  2,109,590

     Less: Accumulated provision for depreciation.........        524,128        513,244
                                                             -------------  -------------
                                                                1,593,382      1,596,346
  Unamortized acquisition costs...........................        566,394        588,910
  Construction work in progress...........................         15,189         15,975
  Nuclear fuel, net.......................................          1,352          1,585
                                                             -------------  -------------
      Total net utility plant.............................      2,176,317      2,202,816
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          2,584          2,436
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,200         19,300
  Other, at cost..........................................          1,112          1,103
                                                             -------------  -------------
                                                                   22,896         22,839
                                                             -------------  -------------

Current Assets:
  Cash....................................................            222            117
  Notes receivable from affiliated companies..............         86,850         19,100
  Receivables, net........................................         93,649         91,535
  Accounts receivable from affiliated companies...........          1,214          1,486
  Accrued utility revenues................................         29,443         33,984
  Fuel, materials, and supplies, at average cost..........         43,553         41,717
  Prepayments and other...................................          5,275         11,196
                                                             -------------  -------------
                                                                  260,206        199,135
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        200,905        192,690
   Unrecovered contractual obligation (Note 4)<F4>........         14,908         18,814
   Recoverable energy costs...............................        226,133        220,093
   Other..................................................          2,380          2,404
  Unamortized debt expense................................         13,308         14,165
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          4,591          3,396
                                                             -------------  -------------
                                                                  495,509        484,846
                                                             -------------  -------------


      Total Assets........................................   $  2,954,928   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                March 31,    December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        422,549        422,385
  Retained earnings.......................................        168,272        143,039
                                                             -------------  -------------
           Total common stockholder's equity..............        590,822        565,425
  Preferred stock subject to mandatory redemption.........        125,000        125,000
  Long-term debt..........................................        686,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,402,307      1,376,910
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        873,361        874,292
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................        172,500        172,500
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         40,557         40,996
  Accounts payable........................................         24,381         39,012
  Accounts payable to affiliated companies................         18,855         26,656
  Accrued taxes...........................................          2,567            798
  Accrued interest........................................         23,737          9,648
  Accrued pension benefits................................         39,506         38,606
  Other...................................................         23,754         19,077
                                                             -------------  -------------
                                                                  345,857        347,293
                                                             -------------  -------------


Deferred Credits:
  Accumulated deferred income taxes.......................        255,461        229,057
  Accumulated deferred investment tax credits.............          4,923          5,060
  Deferred contractual obligation (Note 4)<F4>............         14,908         18,814
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         24,827         24,926
                                                             -------------  -------------
                                                                  333,403        311,141
                                                             -------------  -------------

Commitments and Contingencies (Note 6)<F6>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,954,928   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  269,540     $  252,337
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         80,227         74,130
     Other............................................         75,457         71,702
  Maintenance.........................................          7,469          7,877
  Depreciation........................................         10,946         10,185
  Amortization of regulatory assets, net..............         14,301         14,136
  Federal and state income taxes......................         24,117         21,670
  Taxes other than income taxes.......................         12,355         10,779
                                                           -----------    -----------
        Total operating expenses......................        224,872        210,479
                                                           -----------    -----------
Operating Income......................................         44,668         41,858
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            516            265
  Other, net..........................................            485         (1,516)
  Income taxes........................................            138            978
                                                           -----------    -----------
        Other income, net.............................          1,139           (273)
                                                           -----------    -----------
        Income before interest charges................         45,807         41,585
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         17,129         19,818
  Other interest......................................            133            (56)
                                                           -----------    -----------
        Interest charges, net.........................         17,262         19,762
                                                           -----------    -----------


Net Income............................................     $   28,545     $   21,823
                                                           ===========    ===========





See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   28,545  $   21,823
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     10,946      10,185
    Deferred income taxes and investment tax credits, net...     23,735      18,941
    Amortization of acquisition costs.......................     14,301      14,136
    Other sources of cash...................................      4,982      11,684
    Other uses of cash......................................     (1,302)       -
  Changes in working capital:
    Receivables and accrued utility revenues................      2,699       1,145
    Fuel, materials, and supplies...........................     (1,836)     (5,985)
    Accounts payable........................................    (22,432)    (18,769)
    Accrued taxes...........................................      1,769         451
    Other working capital (excludes cash)...................     18,549      21,960
                                                             ----------- -----------
Net cash flows from operating activities....................     79,956      75,571
                                                             ----------- -----------



Financing Activities:
  Reacquisitions and retirements of long-term debt..........       -        (23,500)
  Cash dividends on preferred stock.........................     (3,312)     (3,313)
                                                             ----------- -----------
Net cash flows used for financing activities................     (3,312)    (26,813)
                                                             ----------- -----------


Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (8,741)    (13,279)
    Nuclear fuel............................................          1        (197)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (8,740)    (13,476)
  NU System Money Pool......................................    (67,750)    (35,500)
  Other investment activities, net..........................        (49)        113
                                                             ----------- -----------
Net cash flows used for investments.........................    (76,539)    (48,863)
                                                             ----------- -----------
Net Increase (Decrease) in Cash For The Period..............        105        (105)

Cash - beginning of period..................................        117         296
                                                             ----------- -----------
Cash - end of period........................................ $      222  $      191
                                                             =========== ===========


See accompanying notes to financial statements.




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   PRESENTATION

     The accompanying unaudited financial statements should be read in conjunction with the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended
     December 31, 1995 (1995 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995. All adjustments are of a normal, recurring, nature. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

     Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), PSNH, Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its capacity to PSNH. In addition to its retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. SFAS 121 establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     SFAS 121 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues be revalued based on estimated future cash flows. If the revaluation is less than the book value of the asset, an impairment loss would be charged to earnings. Based on the current regulatory environment in the system's service areas, as of March 31, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information on the company's regulatory environment, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Part II, Item 5, "Other Information," in this Form 10-Q and the Notes to Financial Statements in PSNH's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the company, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning, and has issued a proposed statement "Accounting for Liabilities Related to Closure or Removal of Long-Lived Assets" in February 1996. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

4.   YANKEE ATOMIC ELECTRIC COMPANY (YAEC)

     PSNH holds a 7.0 percent ownership interest in YAEC. YAEC's nuclear power plant was shut down permanently on February 26, 1992. YAEC is in the process of dismantling its nuclear facility. Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO, and PSNH, amounts based on a revised estimate approved by the Federal Energy Regulatory Commission that assumes decommissioning by the year 2000. This revised estimate was based on continued access to the Barnwell, South Carolina, low-level radioactive waste facility, changes in assumptions about earnings on decommissioning trust investments, and changes in other decommissioning cost assumptions. As of January 1996, the estimated remaining costs, including decommissioning based on YAEC's revised estimate amounted to $225.2 million, of which PSNH's share was approximately $15.8 million.

     For further information on YAEC, refer to the Notes to Financial Statements in PSNH's 1995 Form 10-K.

5.   SHORT-TERM DEBT

     On April 30, 1996, PSNH increased its $125 million revolving-credit agreement to $225 million with approval from the New Hampshire Public Utilities Commission (NHPUC). In addition, the agreement, which was scheduled to expire in May 1996, has been extended, so that $100 million of the agreement will expire April 1997 and the remaining $125 million will expire April 1999. PSNH will use the facility in part to finance the repayment at maturity of PSNH's $172.5 million of Series A first mortgage bonds on May 16, 1996. For further information on Short-Term Debt, see the Notes to Financial Statements in PSNH's 1995 Form 10-K.

6.   COMMITMENTS AND CONTINGENCIES

     A. Construction Program: For information regarding PSNH's construction program, see the Notes to Financial Statements in PSNH's 1995
          Form 10-K.
     B. Nuclear Performance: On January 31, 1996, the Nuclear Regulatory Commission (NRC) announced that the three Millstone nuclear power plants had been placed on its "watch list" because of long-standing performance concerns. The NRC cited a number of operational problems, that have arisen since 1990 at the Millstone plants.

          On March 30, 1996, Millstone 3, a 1154-MW pressurized-water reactor that is jointly owned by CL&P (52.93 percent), WMECO (12.24 percent), PSNH (2.85 percent), and other New England utilities, was shut down following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events. On April 4, 1996, the NRC issued NU a letter requesting it to submit, no later than seven days prior to restart of the unit, information describing the actions taken to ensure the future operation of the unit will be conducted in accordance with the terms and conditions of its operating license, NRC regulations, and the plant's updated Final Safety Analysis Report (collectively, "NRC requirements"). The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting the unit.

          On March 7, 1996, the NRC issued a letter to Northeast Utilities Service Company (NUSCO), requesting operational assurances related to the Connecticut Yankee nuclear unit (CY), a 575-MW pressurized water reactor that is jointly owned by CL&P (34.5 percent), WMECO (9.5 percent), PSNH (5.0 percent), and other New England utilities, in which NUSCO serves as agent for CY. The NRC's letter also requested CY's plans and schedules for performing comprehensive compliance checks. Operations at CY were not restricted by the NRC's request. NUSCO filed a response to the NRC's request on April 8, 1996. A two-week NRC review of the plant followed the submission of CY's response. Based on that review, CY will update its April 8, 1996 letter to address the NRC inspection findings by May 30, 1996. Management believes that the outcome of the NRC's inspection at CY will not have a material adverse impact on PSNH's financial position and results of operations. NRC activities are continuing and management cannot predict at this time what additional actions, if any, the NRC will take with respect to CY.

          As of May 6, 1996, Millstone 3 was out of service, as the engineering analysis needed to respond to the NRC requirements is still being performed. PSNH's share of monthly replacement power costs are not expected to be significant. Management estimates that the work required to comply with the NRC requirements will be completed by early July 1996 for Millstone 3. Management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the unit is allowed to restart. Recovery of replacement power costs for Millstone 3 will be subject to prudence reviews by the NHPUC for PSNH.

          In addition to the replacement power costs, PSNH expects to incur operation and maintenance costs (O&M) related to the NRC's actions at Millstone 3, which are not expected to be significant. Management cannot estimate at this time when Millstone 3 will return to service, nor can management predict the possible loss or range of loss the company may incur as a result of NRC actions related to the operations of Millstone 3 or CY.

          For further information on the company's nuclear performance, refer to the company's Form 8-K dated March 30, 1996, the MD&A and Part II,
          Item 5, "Other Information" in this Form 10-Q and PSNH's 1995 Form 10-
          K.

     C. Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in PSNH's 1995 Form 10-K.

     D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in PSNH's 1995 Form 10-K.

     E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see Part II, Item 5 - "Other Information" in this Form 10-Q and the Notes to Financial Statements in PSNH's 1995 Form 10-K.


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This section contains management's assessment of PSNH's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with PSNH's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, and the Form 8-Ks dated January 31, 1996 and March 30, 1996.


FINANCIAL CONDITION

OVERVIEW

Net income was approximately $29 million for the three months ended March 31, 1996, an increase of approximately $7 million from approximately $22 million for the same period in 1995. The 1996 net income was higher primarily due to higher revenues from higher retail kilowatt-hour sales and lower interest charges.

RATE MATTERS

In 1995, the New Hampshire Legislature created a committee to review the industry's structure and called for the New Hampshire Public Utilities Commission (NHPUC) to initiate a two year retail-wheeling pilot program. The program, which is expected to begin by the end of May 1996, will initially impact 3 percent of PSNH's peak retail electric load (approximately 12,000 customers). The NHPUC has approved PSNH's plan for participation in the retail-wheeling pilot program. Under this plan, PSNH would recover all of its costs above an assumed market price of power and provide a 10-percent incentive credit off its traditional rates to customers who participate in the program to encourage customer participation in the two year experiment. If actual market prices differ from the assumed level, the NHPUC has stated that utilities may seek recovery of the difference. The NHPUC has required that PSNH participate in the competitive energy sales portion of the pilot program through a separate affiliated company. An application seeking authority for a PSNH affiliate to participate in the pilot program is currently pending before the Securities and Exchange Commission.

The New Hampshire Legislature has passed legislation calling for the restructuring of the electric-power industry to provide competition and customer choice no later than July 1, 1998. The legislation, which is awaiting signature by the Governor, seeks to maintain universal service, environmental protections, and benefits for all consumers, while creating near-term rate relief. The legislation specifically limits stranded cost recovery to that which is legally required under applicable regulation or law. The NHPUC is required to issue an Order establishing a statewide restructuring plan no later than February 28, 1997. Utilities must submit compliance filings no later than June 30, 1997.

In April 1996, PSNH publicly announced a proposal to begin negotiations with the state on rates and other matters. PSNH indicated that, with state support, PSNH may be able to lower its allowed rates by as much as 10 percent and cap them through 2000. Such an agreement would be effective subsequent to the final 5.5-percent rate increase effective June 1, 1996, which is allowed under the current rate agreement. The outcome of the proposal, which would require the adoption of a series of creative financial and regulatory measures, cannot be predicted at this time.

NUCLEAR PERFORMANCE

PSNH has a 2.85-percent ownership interest in Millstone 3 and a 5 percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC). In addition, PSNH is obligated to purchase North Atlantic Energy Corporation's
35.98 percent share of the capacity and output generated by Seabrook 1.

On January 31, 1996, the NRC placed Millstone units 1, 2, and 3 (Millstone) on its watch list, which calls for increased NRC inspection attention. The NRC's action referred to a number of performance concerns that have arisen since 1990, including the inability to resolve employee safety concerns.

On March 7, 1996, the NRC requested operational assurances from Millstone 3 and the CYAPC, with respect to the Connecticut Yankee Nuclear Power Plant (CY), as well as plans and schedules for performing comprehensive compliance checks. Operation of the units was not restricted by the NRC's March 7th request.

On March 30, 1996, NU took Millstone 3 out of service as a result of an engineering evaluation that determined certain system-isolation valves would not perform properly under certain situations. On April 4, 1996, the NRC issued a letter requesting information no later than 7 days prior to the restart of the unit assessing the plant's readiness in ensure that the future operation of the plant will be conducted in accordance with the terms and conditions of its operating license, Updated Final Safety Analysis Reports, and the NRC's regulations.

On April 8, 1996, CYAPC submitted its response to the NRC's March 7th letter. Subsequent to NU's submission, the NRC conducted a two-week inspection at CY, focused on engineering and licensing documentation and practices. The NRC provided its preliminary inspection findings at a meeting with plant management on April 26, 1996. The NRC's conclusions, which will be more fully described in a written inspection report to be issued within the next several weeks, included findings that in certain instances CY's plant design is not conservative and that the technical bases for design or operations decisions are not well documented. Even with these findings, the NRC indicated that it did not believe that CY was unsafe to operate. The NRC has requested that CYAPC supplement its April 8th letter to address these inspection findings and explain why CY remains safe to operate while the inspection findings are addressed. CYAPC's supplemental letter is to be submitted by May 30, 1996. The NRC's activities are continuing and management cannot predict at this time what additional activities, if any, the NRC will take with respect to CY.

On April 22, 1996, the NRC announced the results of a recent inspection at Seabrook 1. The NRC indicated that it found Seabrook 1 to be a well-operated facility and found no major safety issues or weaknesses. The NRC noted that it would reduce inspections in a number of areas at Seabrook 1 as a result of its findings.

The work necessary to respond to the NRC's letter regarding Millstone 3 is expected to be completed by July 2, 1996. The NRC has required that this information be submitted no later than 7 days before the unit returns to operation. Since the NRC will carefully review the response before permitting the unit to return to operation, management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the unit is allowed to restart. This estimate could be affected by the discovery of additional issues and necessary corrective work.

Based on PSNH's 2.85-percent ownership interest in Millstone 3, monthly replacement-power costs attributable to the Millstone 3 outage are not expected to be significant for PSNH.

In addition to the costs of replacement power, there are, and will be, incremental operation and maintenance (O&M) costs associated with the Millstone 3 outage and the NRC review. Because it cannot be known with any certainty how long the unit will remain out of service, management can only provide general estimates of the amount of direct costs that will be incurred. PSNH's portion of these costs is not estimated to be significant. It is likely that these costs will increase as additional projects are identified by NU or the NRC.

The recovery of fuel and outage costs are subject to prudence reviews. While it is too early to estimate the total amount of replacement-power and other costs that will result from the NRC's review of Millstone 3, or what the results of any prudence reviews will be. Management does not expect the impact to be material to PSNH.

In April 1996, the NU Board of Trustees (the Board) announced the formation of a special committee of the Board to provide high-level oversight of the safety and effectiveness of NU's nuclear operations, progress toward resolving open NRC issues, and progress in resolving employee, community, and customer concerns. The new committee will consist exclusively of outside trustees and will be chaired by E. Gail de Planque, a Board member who is a former NRC commissioner.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $4 million for the first three months of 1996, from 1995, primarily due to higher revenues from recoveries of fuel costs paid in prior periods, partially offset by higher cash operating expenses. Cash used for financing activities decreased approximately $24 million for the first three months of 1996, from 1995, primarily due to the repayment in 1995 of the variable rate Term Loan. Cash used for investments increased approximately $28 million for the first three months of 1996, from 1995, primarily due to an increase in loans to the NU system Money Pool.

In April 1996, Standard & Poor's Ratings Group placed the ratings of PSNH and NAEC on CreditWatch with negative implications. These rating actions could adversely affect the future availability and cost of funds.

Also, in April 1996, PSNH increased the limit, and extended the expiration date of, its revolving-credit agreement limit. PSNH will draw funds under this new facility in addition to using available cash to fund the maturity of its $172.5 million first mortgage bond in May 1996.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1996 with the First Quarter of 1995
- ----------------------------------------------------------------------


Operating revenues increased approximately $17 million in the first quarter of 1996, from 1995. The components of the change in operating revenues are as follows:


Changes in Operating Revenues              Increase/(Decrease)
- -----------------------------              -------------------

                                          (Millions of Dollars)

Regulatory decisions                          $  2
Fuel,  purchased power,
  and FPPAC cost recoveries                     10
Sales volume                                     5
                                              ----

Total revenue change                           $17
                                               ===

Revenues related to regulatory decisions increased primarily because of the June 1995 retail rate increase. Fuel, purchased-power, and Fuel and Purchased Power Adjustment Clause (FPPAC) cost recoveries increased primarily due to higher energy and purchased power costs. Retail kilowatt-hour sales increased approximately 3 percent for the first quarter of 1996 from 1995 sales levels primarily due to milder weather in the first three months of 1995.

Fuel, purchased and net interchange power expense increased approximately $6 million in the first quarter of 1996, from 1995, primarily due to an increase in energy costs due to higher retail sales and higher purchases from outside utilities.

Other Operation and Maintenance expense increased approximately $3 million in the first quarter of 1996, from 1995, partially due to higher pension and benefits costs.

Other, net increased approximately $2 million in the first quarter of 1996, from 1995, primarily due to the 1995 increase to the environmental reserve established for the Laconia, New Hampshire coal tar site.

Interest on long-term debt decreased approximately $3 million in the first quarter of 1996, from 1995, primarily due to the 1995 repayment of the variable rate Term Loan.

Federal and State Income taxes increased approximately $2 million in the first quarter of 1996, from 1995, primarily due to higher taxable income.

Taxes other than income taxes increased approximately $2 million in the first quarter of 1996, from 1995, primarily due to higher 1996 New Hampshire property taxes.



                          PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

1. On April 10, 1996, NU received a letter from a representative of a shareholder demanding that it commence legal action against Bernard M. Fox and certain unnamed officers and directors with regard to operations at Millstone Station. On April 23, 1996, NU's Board of Trustees created a special committee that would, among other responsibilities, conduct an independent review and investigation of the allegations contained in the letter and make recommendations as to how the Board of Trustees should respond to the letter.

       In addition, on April 19, 1996, NU was served with a civil complaint naming as defendants certain current and former trustees and officers. The complaint was brought as a shareholder derivative action in the Massachusetts Superior Court for the Hampden Division seeking to recover unspecified damages for alleged losses purportedly arising out of NU's operation of Millstone Station. NU is presently evaluating this matter.
        NU has also been served in two similar proceedings in Connecticut Supreme Court.

ITEM 5.   OTHER INFORMATION

1. On April 9, 1996, Northeast Nuclear Energy Company ("NNECO") and the Nuclear Regulatory Commission ("NRC") staff filed a joint motion to terminate the NRC proceeding which began in 1995 when several New England based public interest groups requested a hearing on the Millstone 1 license amendment which explicitly authorized the practice of offloading the full reactor core during refueling outages. The joint motion was based on representations by counsel for the petitioners that the matter would no longer be pursued. On April 15, 1995, the NRC's Atomic Safety and Licensing Board granted the joint motion to terminate the proceeding.

       For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in PSNH's 1995 Form 10-K.

2. On May 3, 1996, NU was advised by the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) that it had received a report by the NRC Office of Investigations (OI) relating to full core off-load procedures and certain related matters at Millstone Station. The OI referred the report to the U.S. Attorney for review for possible criminal prosecution and NU has been informed that the U.S. Attorney is in the early stages of reviewing its conduct. NU does not have the OI's report and therefore cannot evaluate either whether the report is accurate or what any civil or criminal consequences may be. Despite the possibility that some form of prosecutorial action might be initiated, management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution and intends to fully cooperate with the U.S. Attorney in the investigation.


3. In early 1996, the New Hampshire Public Utilities Commission ("NHPUC") began a proceeding to decide whether to approve the settlement agreements which Public Service Company of New Hampshire ("PSNH") had reached with certain wood-fired nonutility generators ("NUGs"). On March 11, 1996, the NHPUC decided, although the settlement agreements contain a waiver of all claims by every party for past purchases of the NUGs' output, to review whether PSNH had used its best efforts to negotiate the settlements. On April 11, 1996, PSNH filed a Motion for Rehearing with the NHPUC.

       For additional information on this matter, see "Item 1. Business - Rates
       - New Hampshire Retail Rates - NUGs" in PSNH's 1995 Form 10-K.

4. On March 27, 1996, the New Hampshire Electric Cooperative ("NHEC") filed a Complaint, Request for Initiation of Proceedings and Motion for Deferral requesting that FERC initiate proceedings to determine whether PSNH is improperly billing NHEC costs associated with installation and maintenance of selective non-catalytic reduction ("SNCR") technology at PSNH's fossil-generating station Merrimack Unit 2. These costs result from the installation of pollution control measures necessary to comply with the Federal Clean Air Act Amendments of 1990. On March 25, 1996, the NHPUC had indicated that PSNH would be allowed to recover only those costs associated with the installation of SNCR technology through the FPPAC. The NHPUC agreed that recovery of all amounts was appropriate once the $20 million capital or the $2 million expense thresholds had been reached and allowed PSNH to combine total costs for all units to determine the threshold amount. The NHPUC has yet to issue a written order in this proceeding.

       For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - FPPAC" in PSNH's 1995 Form 10-K.

5. On April 24, 1996, FERC issued its final open access rule (the ``Rule'') to promote competition in the electric industry. The Rule will require, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, non-discriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open-access tariffs. The Rule also requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys, and requires public utilities to separate transmission from generation marketing functions and communications. The Rule also supports full recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services.

       On March 29, 1996, FERC approved NU's transmission tariffs, where were revised to meet the comparability standards articulated in the Notice of Proposed Rulemaking that preceded the Rule and conditioned acceptance of NU's market-based power sales tariff, where it permits NU to sell power to wholesale customers outside of New England, on the removal of certain language. NU submitted the required compliance filing to FERC on April 12, 1996. As a result of the Rule, NU will refile its transmission tariffs to conform with the minimum terms and conditions set forth in the Rule. Management is continuing to review what other steps, if any, must be taken to comply with the Rule.

       For additional information on this matter, see "Item 1. Business - Competition and Marketing - Wholesale Marketing" in PSNH's 1995 Form 10-K.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits:

       Exhibit Number         Description
       --------------         -----------


               27             Financial Data Schedule

(b)    Reports on Form 8-K:

1. PSNH filed a Form 8-K dated January 31, 1996 disclosing that the NRC had placed Millstone station on its "watch list."

2. PSNH filed a Form 8-K dated March 30, 1996 updating the status of Millstone station as related to the NRC's actions to date.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                           ---------------------------------------

                                           Registrant



Date  May 8, 1996              By /s/ Bernard M. Fox
      -----------                 -----------------------------------

                                      Bernard M. Fox
                                    Chairman, Chief Executive Officer
                                      and Director



Date  May 8, 1996              By /s/ John J. Roman
      -----------                 ------------------------------------

                                    John J. Roman
                                    Vice President and Controller