Form 10-Q
period 1996-06-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1996-08-14
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-6392


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


             (Exact name of registrant as specified in its charter)

                      NEW HAMPSHIRE                               02-018150


         (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)         Identification No.)

          1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE             03105
         (Address of principal executive offices)              (ZipCode)

                                 (603) 669-4000


              (Registrant's telephone number, including area code)

                                 Not Applicable


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

                  Class                          Outstanding at July 31, 1996

        Common Shares, $10.00 par value                     1,000 shares
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS



                                                            Page No.


Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - June 30, 1996 and
        December 31, 1995                                                    2

        Statements of Income - Three Months and
        Six Months Ended June 30, 1996 and 1995                              4

        Statements of Cash Flows - Six
        Months Ended June 30, 1996 and 1995                                  5

        Notes to Financial Statements                                        6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                     9

Part II.    Other Information

     Item 1.     Legal Proceedings                                          14

     Item 4.     Submission of Matters to a
                 Vote of Security Holders                                   14

     Item 5.     Other Information                                          14

     Item 6.     Exhibits and Reports on Form 8-K                           15

Signatures                                                                  17





                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at cost:
  Electric................................................   $  2,124,121   $  2,109,590

     Less: Accumulated provision for depreciation.........        532,638        513,244
                                                             -------------  -------------
                                                                1,591,483      1,596,346
  Unamortized acquisition costs...........................        536,421        588,910
  Construction work in progress...........................         13,720         15,975
  Nuclear fuel, net.......................................          1,309          1,585
                                                             -------------  -------------
      Total net utility plant.............................      2,142,933      2,202,816
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          2,707          2,436
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,128         19,300
  Other, at cost..........................................          1,810          1,103
                                                             -------------  -------------
                                                                   23,645         22,839
                                                             -------------  -------------

Current Assets:
  Cash....................................................            287            117
  Notes receivable from affiliated companies..............           -            19,100
  Receivables, net........................................         90,785         91,535
  Accounts receivable from affiliated companies...........            922          1,486
  Accrued utility revenues................................         32,174         33,984
  Fuel, materials, and supplies, at average cost..........         38,812         41,717
  Accumulated deferred income taxes--current portion......         18,031            494
  Prepayments and other...................................         26,640         10,702
                                                             -------------  -------------
                                                                  207,651        199,135
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        154,394        192,690
   Unrecovered contractual obligation.....................         14,007         18,814
   Recoverable energy costs (Note 4)<F4>..................        262,342        220,093
   Other..................................................          2,357          2,404
  Unamortized debt expense................................         13,150         14,165
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................          4,496          3,396
                                                             -------------  -------------
                                                                  484,030        484,846
                                                             -------------  -------------

      Total Assets........................................   $  2,858,259   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.







PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        422,712        422,385
  Retained earnings.......................................        162,945        143,039
                                                             -------------  -------------
           Total common stockholder's equity..............        585,658        565,425
  Preferred stock subject to mandatory redemption.........        100,000        125,000
  Long-term debt..........................................        686,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,372,143      1,376,910
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        872,858        874,292
                                                             -------------  -------------

Current Liabilities:
  Notes payable to banks..................................         50,000           -
  Notes payable to affiliated company.....................          1,400           -
  Long-term debt--current portion.........................         25,000        172,500
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         39,290         40,996
  Accounts payable........................................         31,915         39,012
  Accounts payable to affiliated companies................         21,124         26,656
  Accrued taxes...........................................         18,296            798
  Accrued interest........................................          8,432          9,648
  Accrued pension benefits................................         40,740         38,606
  Refundable energy costs.................................         50,299          1,403
  Other...................................................         11,581         17,674
                                                             -------------  -------------
                                                                  298,077        347,293
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        239,071        229,057
  Accumulated deferred investment tax credits.............          4,785          5,060
  Deferred contractual obligation.........................         14,007         18,814
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         24,034         24,926
                                                             -------------  -------------
                                                                  315,181        311,141
                                                             -------------  -------------

Commitments and Contingencies (Note 5)<F5>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,858,259   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1996       1995       1996       1995
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 261,897  $ 232,849  $ 531,437  $ 485,186
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    79,138     64,179    159,365    138,309
     Other.........................................    77,627     73,830    153,084    145,532
  Maintenance......................................     7,954     12,996     15,423     20,873
  Depreciation.....................................    10,420     10,861     21,366     21,046
  Amortization of regulatory assets, net...........    14,301     13,975     28,602     28,111
  Federal and state income taxes...................    19,108     15,151     43,225     36,821
  Taxes other than income taxes....................    11,193     10,377     23,548     21,156
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   219,741    201,369    444,613    411,848
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    42,156     31,480     86,824     73,338
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       515        510      1,031        775
  Other, net.......................................     5,918      1,563      6,403         47
  Income taxes.....................................    (3,077)      (236)    (2,939)       742
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     3,356      1,837      4,495      1,564
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    45,512     33,317     91,319     74,902
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    14,985     19,555     32,114     39,373
  Other interest...................................     6,541       (130)     6,674       (186)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    21,526     19,425     38,788     39,187
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  23,986  $  13,892  $  52,531  $  35,715
                                                    ========== ========== ========== ==========





See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   52,531  $   35,715
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     21,366      21,046
    Deferred income taxes and investment tax credits, net...     46,928      34,057
    Recoverable energy costs, net of amortization...........      6,647      (3,510)
    Amortization of acquisition costs.......................     28,602      28,111
    Other sources of cash...................................     26,934      12,498
    Other uses of cash......................................     (1,997)        (72)
  Changes in working capital:
    Receivables and accrued utility revenues................      3,124       3,939
    Fuel, materials, and supplies...........................      2,905      (7,177)
    Accounts payable........................................    (12,629)    (11,853)
    Accrued taxes...........................................     17,498      15,251
    Other working capital (excludes cash)...................    (38,650)    (13,143)
                                                             ----------- -----------
Net cash flows from operating activities....................    153,259     114,862
                                                             ----------- -----------

Financing Activities:
  Net increase in short-term debt...........................     51,400        -
  Reacquisitions and retirements of long-term debt..........   (172,500)    (47,000)
  Cash dividends on preferred stock.........................     (6,625)     (6,625)
  Cash dividends on common stock............................    (26,000)       -
                                                             ----------- -----------
Net cash flows used for financing activities................   (153,725)    (53,625)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (17,796)    (26,498)
    Nuclear fuel............................................        133        (234)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (17,663)    (26,732)
  NU System Money Pool......................................     19,100     (34,250)
  Other investment activities, net..........................       (801)       (479)
                                                             ----------- -----------
Net cash flows from (used for) investments..................        636     (61,461)
                                                             ----------- -----------
Net Increase (Decrease) in Cash For The Period..............        170        (224)

Cash - beginning of period..................................        117         296
                                                             ----------- -----------
Cash - end of period........................................ $      287  $       72
                                                             =========== ===========


See accompanying notes to financial statements.




















                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the First Quarter 1996 Form 10-Q, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996,
          and July 22, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 4. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), PSNH, Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company (HWP). A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of June 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see PSNH's 1995 Form 10-K and PSNH's First Quarter 1996 Form 10-Q.

3.   NUCLEAR DECOMMISSIONING

     For information on nuclear decommissioning, see the company's First Quarter 1996 Form 10-Q and the company's 1995 Form 10-K.

4.   RECOVERABLE ENERGY COSTS

     The company's Form 8-K dated June 3, 1996 discusses the New Hampshire Public Utilities Commission's (NHPUC) order requiring PSNH to refund $41.5 million of small power producer costs. These refunds began in June 1996. Management believes that the $41.5 million will be recoverable through future rates, in accordance with the PSNH Rate Agreement, and has recognized a regulatory asset for this amount. As of June 30, 1996, PSNH had net recoverable energy costs of approximately $262 million. For further information on PSNH Recoverable Energy Costs, see PSNH's 1995 Form 10-K and the PSNH's Form 8-K dated June 3, 1996.

5.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding PSNH's construction program, see PSNH's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone: PSNH owns a 2.85 percent joint ownership interest in the Millstone 3 nuclear generating unit. PSNH has disclosed within its 1995 Form 10-K, its First Quarter 1996 Form 10-Q and within Form 8-K's dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996,
          and July 22, 1996 that the Millstone power station was placed on the NRC's watch list, the three Millstone units are currently out of service, and the company is currently responding to NRC requests for information. For additional information on Millstone, see the SEC filings referenced above and the MD&A in this Form 10-Q.

          Connecticut Yankee (CY): For information regarding CY, see the MD&A in this Form 10-Q, PSNH's First Quarter 1996 Form 10-Q, and PSNH's Form 8-Ks dated June 3, 1996 and July 22, 1996.

      C. Environmental Matters: For information regarding environmental matters, see PSNH's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see PSNH's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see PSNH's 1995 Form 10-K.

                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the Company)financial condition and the principal factors having an impact on the results of operations. The Company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First Quarter 1996 Form 10-Q, and the Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996, and
July 22, 1996.

FINANCIAL CONDITION

Overview

Net income was approximately $24 million for the three months ended June 30, 1996, an increase of approximately $10 million from the same period in 1995. Net income was approximately $53 million for the six months ended June 30, 1995, an increase of approximately $17 million from the same period in 1995. The increases in net income for the three-and six-month periods were primarily due to higher retail-kilowatt hour sales, the June 1, 1995 and 1996 retail-rate increases, and lower interest on long-term debt.

Rate Matters

In 1995, the New Hampshire Legislature created a committee to review the electric-power industry's structure and called for the New Hampshire Public Utilities Commission (NHPUC) to initiate a two-year retail-wheeling pilot program. PSNH is currently participating in the pilot program.

In response to legislation passed by the New Hampshire Legislature calling for customer choice no later than July 1, 1998, the NHPUC established a procedural schedule for a generic proceeding to develop a statewide restructuring plan and to provide guidance on setting an interim stranded cost recovery charge. The schedule calls for the NHPUC to issue its preliminary restructuring plan and hold preliminary technical sessions in August 1996. Written comments will be due in September and will be followed by additional technical sessions and hearings. In January 1997, a final order is expected that will implement retail choice for all customers by January 1, 1998. Utilities must submit compliance filings no later than June 30, 1997.

For further information on New Hampshire's restructuring, see PSNH's 1995 Form 10-K.

On June 3, 1996, the NHPUC issued an order to PSNH regarding the refund through the Fuel and Purchased Power Adjustment Clause (FPPAC) of $41.5 million (including $5.9 million of interest). For further information on the NHPUC's order see PSNH's Form 8-K dated June 3, 1996.

Nuclear Performance

PSNH has a 2.85-percent ownership interest in Millstone 3. In addition, PSNH is obligated to purchase North Atlantic Energy Corporation's (NAEC) 35.98-percent share of the capacity and output generated by Seabrook 1.

Millstone units 1, 2, and 3 have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. For further information on the current Millstone outages see PSNH's Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.

The NRC has recently informed NU that it will require the creation of an independent, third-party corrective action verification team to verify that corrective actions have been taken at Millstone to address design and configuration management issues. The NRC has indicated that it will issue an order confirming the requirement for such a team and reconfirming its requirement that NU seek formal approval by the NRC commissioners for restart of the Millstone units. Management cannot presently estimate the effect these efforts will have on the timing of restart or what additional costs, if any, this may cause.

Based on PSNH's 2.85-percent ownership interest in Millstone 3, monthly replacement-power costs attributable to the Millstone 3 outage are not expected to be significant for PSNH.

In addition to the costs of replacement power, there are, and will be, incremental operation and maintenance (O&M) costs associated with the Millstone outages and the Nuclear Regulatory Commission (NRC) review. Because it cannot be known with any certainty how long each unit will remain out of service, management can only provide general estimates of the amount of costs that will be incurred. Management estimates that PSNH's portion of these costs to be expensed will be about $2 million 1996, approximately $1 million of which were expensed during the first six months of 1996, including a reserve for future costs of $1 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved.

Seabrook 1 operated at a capacity factor of 93% through June 1996, as compared to 94% for the same period in 1995.

Connecticut Yankee

PSNH has a 5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which operates the Connecticut Yankee nuclear power plant (CY).

On July 22, 1996, CY was taken out of service as a precautionary measure to address a hypothetical accident scenario involving the plant's service water system. On August 8, 1996, after evaluating certain other pending technical and regulatory issues, CY's management decided to delay the restart of the unit and to begin a scheduled September refueling outage. The refueling outage was accelerated in order to allow time to resolve the pending issues.

On August 9, 1996, the NRC requested that CYAPC submit, within thirty days, additional information that would reconfirm the basis for continued operation of CY and address the implications of certain issues related to CY's design basis. NU cannot estimate at this time whether compliance with this request will impact the restart date for CY.

CYAPC cannot presently estimate whether the outage will extend beyond the 60 days planned for the refueling outage. Although a vote by the NRC Commissioners is not required prior to restart of the unit at this time, CYAPC will work closely with the NRC staff to evaluate and implement the corrective actions necessary to address the pending issues. Management cannot presently estimate the additional costs associated with the outage.

For further information on the current CY outage see PSNH's Form 8-Ks dated June 3, 1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.

Liquidity And Capital Resources

Cash provided from operations increased approximately $38 million in the first six months of 1996, from 1995, primarily due to higher energy sales to NU affiliated companies, the retail rate increases and lower interest on long-term debt. Cash used for financing activities increased approximately $100 million in the first six months of 1996, from 1995, primarily due to the repayment of the $172.5 million Series A first mortgage bond and the payment of common stock dividends, partially offset by an increase in short-term debt. Cash used for investments decreased approximately $60 million in the first six months of 1996, from 1995, primarily due to increased borrowings under the NU system money pool.

In May 1996 Standard & Poor's (S&P) and Moody's downgraded the ratings of CYAPC bonds. All PSNH, NAEC and CYAPC securities remain on S&P's CreditWatch. These rating actions could adversely affect the future availability and cost of funds.

NAEC has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swap agreements are not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized. As of June 30, 1996, NAEC had outstanding swap agreements with a total notional value of approximately $225 million. The settlement amount associated with the swap agreements increased interest expense by approximately $.6 million for NAEC during the first six months of 1996. NAEC's interest-rate swap agreements effectively fix its variable-rate bank note at 7.05 percent.



RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1996 with the Second Quarter of 1995



Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Fuel, purchased-power, and FPPAC cost recoveries                     $26
Regulatory decisions                                                   2
Retail sales                                                           2
Other revenues                                                        (1)
                                                                     ----
Total revenue change                                                 $29



Fuel, purchased-power, and FPPAC cost recoveries increased primarily due to higher energy sales to NU affiliated companies. Revenues related to regulatory decisions increased primarily due to the June 1, 1995 and 1996 retail-rate increases for PSNH. Retail sales increased approximately 1.8 percent for the second quarter of 1996, from 1995, primarily due to modest economic growth in 1996.

Fuel, purchased, and net interchange power expense increased $15 million primarily due to the timing in the recognition of fuel expenses under the FPPAC and higher purchased power costs, partially offset by lower fossil fuel costs.

Other operation and maintenance expense decreased approximately $1 million primarily due to a decrease in maintenance expenses resulting from lower fossil maintenance costs, partially offset by higher other operation expenses primarily due to higher Seabrook operating expenses and an increase in marketing expenses.

Federal and state income taxes increased approximately $7 million primarily due to higher book taxable income.

Other income, net increased approximately $5 million primarily due to the deferral of the interest expense associated with the FPPAC refund.

Other interest charges increased approximately $6 million primarily due to interest expense associated with the FPPAC refund.

Interest on long-term debt decreased approximately $5 million primarily due to the repayment of the $172.5 million Series A first mortgage bond.



Comparison of the First Six Months of 1996 with the First Six Months of 1995



Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Fuel, purchased-power, and FPPAC cost recoveries                     $36
Retail sales                                                           7
Regulatory decisions                                                   4
Other revenues                                                        (1)
                                                                     ----
Total revenue change                                                 $46



Fuel, purchased-power, and FPPAC cost recoveries increased primarily due to an increase in energy sales to NU affiliated companies. Retail sales increased approximately 2.5 percent primarily due to mild weather in 1995 and modest economic growth in 1996. Revenues related to regulatory decisions increased primarily due to the June 1, 1995 and the June 1, 1996 retail-rate increases.

Fuel, purchased, and net interchange power expense increased approximately $21 million primarily due to the timing in the recognition of fuel expenses under the FPPAC and higher purchased power costs, partially offset by lower fossil costs.

Other operation and maintenance expense increased approximately $2 million primarily due to a decrease in maintenance expense due to lower fossil maintenance costs, partially offset by an increase in other operation expenses primarily as a result of greater recognition of pension costs, higher Seabrook operating expenses and an increase in marketing expenses.

Federal and state income taxes increased approximately $10 million primarily due to higher book taxable income.

Other income, net increased approximately $7 million primarily due to the deferral of interest expense associated with the FPPAC refund.

Other interest charges increased approximately $7 million primarily due to interest expense associated with the FPPAC refund.

Interest on long-term debt decreased approximately $7 million primarily due to the repayment of the $172.5 million Series A first mortgage bond.





                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. NU has learned that the Office of the U.S. Attorney for Connecticut together with the U.S. Environmental Protection Agency is investigating possible criminal violations of federal environmental laws at the Millstone facilities. This investigation may have arisen out of allegations made by a former employee in a Connecticut state lawsuit alleging he was wrongfully terminated in the January 1996 nuclear workforce reduction. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of this investigation.

2. On May 13, 1996, the New Hampshire Supreme Court (Court) ruled in PSNH's appeal of the NHPUC's June 1995 decision that state law does not require electric utility franchises in New Hampshire to be exclusive. The Court ruled that the NHPUC can alter existing exclusive franchise orders if it is determined to be in the public good to do so. The Court expressly indicated, however, that its decision does not discuss whether such an alteration of the franchise would require compensation to the utility. The decision arose from a NHPUC proceeding initiated to address Freedom Energy Company, LLC's (Freedom) petition seeking permission from the NHPUC to operate as an electric utility in New Hampshire. The remaining issues related to Freedom's petition are still pending at the NHPUC.

For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - Electric Industry Restructuring in New Hampshire" in PSNH's 1995 Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of PSNH held on May 6, 1996, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH.

     At the Annual Meeting, the following eight directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John C. Collins, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, Gerald Letendre, Hugh C. MacKenzie, Jane E. Newman and Robert P. Wax.

ITEM 5.   OTHER INFORMATION

1. On May 11, 1996, the NHPUC denied PSNH's Motion for Rehearing requesting that the NHPUC reconsider its decision to review whether PSNH had used its "best efforts" to negotiate settlements with thirteen nonutility generators (NUGs) listed in the Rate Agreement. The NHPUC has scheduled hearings in this matter to begin in October 1996.
     For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - NUGs" in NU's 1995 Form 10-K and PSNH's Form 10-Q for the quarter ended March 31, 1996.

2. On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the United States Department of Energy (DOE) is obligated under the Nuclear Waste Policy Act (NWPA) of 1982 to start disposing spent nuclear fuel (SNF) no later than January 31, 1998. This decision followed a request by numerous utilities, including certain NU subsidiaries, and state utility commissions to review the DOE's final interpretation declaring that it had no obligation under the NWPA or its contracts with utilities to accept SNF absent an operational repository. The decision of the DOE was vacated, and the case was remanded for further proceedings consistent with the appellate court's opinion.

     For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in PSNH's 1995 Form 10-K.

3. On July 24, 1996, NU submitted the report of the Fundamental Cause Assessment Team (FCAT) to the NRC. The FCAT was created by the nuclear committee of the NU Board of Trustees to assist it in identifying fundamental causes of the decline in performance of the Millstone Units. The FCAT identified the following fundamental causes: (1) the top levels of NU management did not consistently exercise effective leadership and articulate and implement appropriate vision and direction, (2) the nuclear organization did not establish and maintain high standards and expectations, and (3) the nuclear organization's leadership, management and interpersonal skills were weak. The FCAT's findings will be factored into the recovery plan that is being developed for the Millstone units.

     For additional information regarding actions taken by the Board of Trustees with respect nuclear performance, see PSNH's First Quarter 1996 Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


           27                 Financial Data Schedule

(b)   Reports on Form 8-K:

1.   PSNH filed a Form 8-K dated June 3, 1996 disclosing:

      - The NRC had issued a report critical to the operations at Millstone. In addition, the NRC is requiring NU to perform inspections at the three Millstone plants and to submit a response to the NRC prior to the restart of the three Millstone units.

      - CY filed documents with the NRC expressing its view that the specific issues identified at Millstone are not present to the same degree.

      - The NHPUC ordered PSNH to refund $41.5 million of small power producer costs. PSNH expects to recover these costs in the future.

2.   PSNH filed a Form 8-K dated June 28, 1996 disclosing:

      - On July 2, 1996, Northeast Utilities Service Company, acting as agent for the system companies, filed a response to the NRC outlining design and configuration discrepancies at Millstone 3 and the costs estimated to repair them.

3.   PSNH filed a Form 8-K dated July 22, 1996 disclosing:

      - Revised estimates for replacement power and the incremental costs associated with getting the nuclear unit back on-line.

      - CY was shutdown voluntarily by its operator, Connecticut Yankee Atomic Power Company, to analyze CY's service water system.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                           Registrant



Date: August 13, 1996                 By:  /s/ Bernard M. Fox

                                               Bernard M. Fox
                                               Chairman, Chief Executive
                                               Officer and Director



Date: August 13, 1996                 By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller