Form 10-Q
period 1996-09-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1996-11-13
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-6392


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


             (Exact name of registrant as specified in its charter)

                      NEW HAMPSHIRE                         02-018150


         (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)         Identification No.)

          1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE           03105
           (Address of principal executive offices           (Zip Code)

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

                     Class                      Outstanding at October 31, 1996

        Common Shares, $10.00 par value                     1,000 shares


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS



                                                            Page No.


Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - September 30, 1996 and
        December 31, 1995                                                 2

        Statements of Income - Three and Nine
        Months Ended September 30, 1996 and 1995                          4

        Statements of Cash Flows - Nine Months
        Ended September 30, 1996 and 1995                                 5

        Notes to Financial Statements                                     6

     Item 2.     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                  9

Part II.    Other Information

     Item 5.     Other Information                                       15

     Item 6.     Exhibits and Reports on Form 8-K                        15


Signatures                                                               17






                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  2,127,868   $  2,109,590

     Less: Accumulated provision for depreciation.........        542,065        513,244
                                                             -------------  -------------
                                                                1,585,803      1,596,346
  Unamortized acquisition costs...........................        514,065        588,910
  Construction work in progress...........................         18,939         15,975
  Nuclear fuel, net.......................................          1,309          1,585
                                                             -------------  -------------
      Total net utility plant.............................      2,120,116      2,202,816
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          2,789          2,436
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,600         19,300
  Other, at cost..........................................          1,772          1,103
                                                             -------------  -------------
                                                                   24,161         22,839
                                                             -------------  -------------

Current Assets:
  Cash....................................................             61            117
  Notes receivable from affiliated companies..............          2,850         19,100
  Receivables, net........................................         87,066         91,535
  Accounts receivable from affiliated companies...........          6,039          1,486
  Accrued utility revenues................................         36,159         33,984
  Fuel, materials, and supplies, at average cost..........         34,102         41,717
  Accumulated deferred income taxes--current portion......         23,783            494
  Prepayments and other...................................         18,697         10,702
                                                             -------------  -------------
                                                                  208,757        199,135
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        146,090        192,690
   Unrecovered contractual obligation.....................         13,151         18,814
   Recoverable energy costs...............................        266,946        220,093
   Other..................................................          2,333          2,404
  Unamortized debt expense................................         12,926         14,165
  Deferred receivable from affiliated company.............         33,284         33,284
  Other...................................................         10,106          3,396
                                                             -------------  -------------
                                                                  484,836        484,846
                                                             -------------  -------------

      Total Assets........................................   $  2,837,870   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        422,885        422,385
  Retained earnings.......................................        164,278        143,039
                                                             -------------  -------------
           Total common stockholder's equity..............        587,164        565,425
  Preferred stock subject to mandatory redemption.........        100,000        125,000
  Long-term debt..........................................        686,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,373,649      1,376,910
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        871,413        874,292
                                                             -------------  -------------

Current Liabilities:
  Long-term debt--current portion.........................         25,000        172,500
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         39,882         40,996
  Accounts payable........................................         17,171         39,012
  Accounts payable to affiliated companies................         22,622         26,656
  Accrued taxes...........................................         18,015            798
  Accrued interest........................................         17,346          9,648
  Accrued pension benefits................................         41,806         38,606
  Refundable energy costs.................................         66,344          1,403
  Other...................................................         11,470         17,674
                                                             -------------  -------------
                                                                  259,656        347,293
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        259,915        229,057
  Accumulated deferred investment tax credits.............          4,649          5,060
  Deferred contractual obligation.........................         13,151         18,814
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         22,153         24,926
                                                             -------------  -------------
                                                                  333,152        311,141
                                                             -------------  -------------


Commitments and Contingencies (Note 4)<F4>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,837,870   $  2,909,636
                                                             =============  =============

See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1996       1995       1996       1995
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 296,719  $ 249,626  $ 828,156  $ 734,812
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    97,538     64,613    256,903    202,922
     Other.........................................    83,154     80,737    236,238    226,269
  Maintenance......................................    11,123      8,722     26,546     29,595
  Depreciation.....................................    10,808     11,837     32,174     32,883
  Amortization of regulatory assets, net...........    14,141     13,212     42,743     41,323
  Federal and state income taxes...................    21,687     20,470     64,912     57,291
  Taxes other than income taxes....................    11,334      9,702     34,882     30,858
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   249,785    209,293    694,398    621,141
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    46,934     40,333    133,758    113,671
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       617        453      1,648      1,228
  Other, net.......................................        29      1,664      6,432      1,711
  Income taxes.....................................    (5,105)      (262)    (8,044)       480
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................    (4,459)     1,855         36      3,419
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    42,475     42,188    133,794    117,090
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    12,681     18,994     44,795     58,367
  Other interest...................................      (852)        (1)     5,822       (187)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    11,829     18,993     50,617     58,180
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  30,646  $  23,195  $  83,177  $  58,910
                                                    ========== ========== ========== ==========





See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   83,177  $   58,910
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     32,174      32,883
    Deferred income taxes and investment tax credits, net...     73,614      52,946
    Recoverable energy costs, net...........................     18,088        (903)
    Amortization of acquisition costs.......................     42,743      41,323
    Other sources of cash...................................     37,530      20,230
    Other uses of cash......................................     (9,517)       -
  Changes in working capital:
    Receivables and accrued utility revenues................     (2,259)      7,682
    Fuel, materials, and supplies...........................      7,615      (7,001)
    Accounts payable........................................    (25,875)    (12,959)
    Accrued taxes...........................................     17,217      15,274
    Other working capital (excludes cash)...................    (26,590)      4,602
                                                             ----------- -----------
Net cash flows from operating activities....................    247,917     212,987
                                                             ----------- -----------


Financing Activities:
  Reacquisitions and retirements of long-term debt..........   (172,500)    (70,500)
  Cash dividends on preferred stock.........................     (9,938)     (9,938)
  Cash dividends on common stock............................    (52,000)    (26,000)
                                                             ----------- -----------
Net cash flows used for financing activities................   (234,438)   (106,438)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (28,554)    (35,113)
    Nuclear fuel............................................        133        (186)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (28,421)    (35,299)
  NU System Money Pool......................................     16,250     (70,500)
  Other investment activities, net..........................     (1,364)       (774)
                                                             ----------- -----------
Net cash flows used for investments.........................    (13,535)   (106,573)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (56)        (24)

Cash - beginning of period..................................        117         296
                                                             ----------- -----------
Cash - end of period........................................ $       61  $      272
                                                             =========== ===========


See accompanying notes to financial statements.





                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996, July 22, 1996, and
          September 3, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended
          September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring, nature. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), PSNH, Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of September 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see the MD&A in this Form 10-Q, PSNH's Form 8-K dated September 3, 1996, PSNH's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and PSNH's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see the company's Form 10-Q for the quarter ended March 31, 1996 the company's 1995 Form 10-K. For information regarding the possible closure and decommissioning of Connecticut Yankee (CY), see Note 4B in this Form 10-Q.

4.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding PSNH's construction program, see PSNH's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone:  PSNH owns a 2.85 percent joint ownership interest in the

          Millstone 3 nuclear generating unit. PSNH has previously disclosed in its 1995 Form 10-K, its Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and in Form 8-K's dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996, July 22, 1996, and
          September 3, 1996 that: (i) the Millstone nuclear units have been placed on the Nuclear Regulatory Commission's (NRC) watch list, (ii) the three Millstone units are currently out of service, (iii) NU is currently restructuring its nuclear organization and developing operational readiness plans, and (iv) the NU system is currently incurring substantial costs, including replacement power costs, while the three Millstone units are not operating. For additional information on Millstone, see the Securities and Exchange Commission filings referenced above and the MD&A in this Form 10-Q.

          Connecticut Yankee: On October 9, 1996, Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the CY nuclear generating unit, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs over the remaining period of the unit's NRC operating license. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996. PSNH has a 5 percent equity investment, approximating
          $6 million, in CYAPC.  The NU system relies on CYAPC for approximately
          3.5 percent of its system capacity.

          The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shut down, is approximately $797 million. PSNH's share of these remaining estimated costs is approximately $40 million.

          The contract under which PSNH purchases its entitlement of CYAPC power permits CYAPC to recover these costs from PSNH. Should CYAPC board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including PSNH, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the unit's NRC operating license, which expires in 2007. Management expects that PSNH will continue to be allowed to recover such FERC-approved costs from its customers.

          For further information regarding CY, see the MD&A in this Form 10-Q, PSNH's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and PSNH's Form 8-Ks dated June 3, 1996, July 22, 1996, and September 3, 1996.

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

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see PSNH's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see PSNH's 1995 Form 10-K.






                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First and Second Quarter 1996 Form 10-Qs, and the Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 28, 1996, July 22, 1996 and September 3, 1996.

FINANCIAL CONDITION

Overview

Net income was approximately $31 million for the three months ended September 30, 1996, an increase of approximately $7 million from the same period in 1995. Net income was approximately $83 million for the nine months ended September 30, 1996, an increase of approximately $24 million from the same period in 1995. The increase in net income for the three-month period was primarily due to the June 1, 1996 retail-rate increase, higher retail sales, and lower interest on long-term debt. The increase in net income for the nine-month period was primarily due to the June 1, 1995 and 1996 retail-rate increases, higher retail sales, and lower interest on long-term debt.


Rate Matters

The New Hampshire legislature has enacted legislation calling for restructuring of the electric utility industry to provide customer choice of retail energy supplier not later than July 1, 1998. On September 10, 1996, the New Hampshire Public Utilities Commission (NHPUC) issued its Preliminary Plan (the Plan) to implement this law. Under the Plan, utilities with rates above the regional average would be allowed to recover a smaller amount of stranded costs than other utilities. PSNH's rates are well above the regional average as a result of mandated purchases from qualifying facilities under the Public Utilities Regulatory Policies Act and state law, and also as a result of the resolution of PSNH's bankruptcy and assets created by the Rate Agreement that was entered into by NU and the State of New Hampshire (Rate Agreement).

On October 18, 1996, PSNH filed its initial comments on the Plan, stating, in part, that the Plan failed to take into consideration the contractual commitments of the State of New Hampshire under the Rate Agreement. If the Plan is implemented in substantially its present form by the NHPUC on February 28, 1997 (the date established by the restructuring legislation), the State would be in breach of its Rate Agreement obligations by failing to authorize a compensatory interim stranded cost recovery charge for PSNH. In the event of such final action on the Plan by the NHPUC and if the State is able to avoid its obligations under the Rate Agreement, PSNH would be exposed to the risk that it would not recover a substantial amount of its potentially strandable investments associated with the resolution of PSNH's bankruptcy, which could have a material adverse impact on its financial position and results of operations.

Management has evaluated the potential effects of the Plan in accordance with Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management believes that the recovery of PSNH's potentially strandable assets through future revenues remains probable based on the Rate Agreement.

For further information on New Hampshire rate and restructuring issues, see the 1995 Form 10-K, Second Quarter 1996 Form 10-Q and Form 8-Ks dated June 3, 1996 and September 3, 1996.

Millstone Outage

PSNH has a 2.85-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 (Millstone) have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

For further information on the current Millstone outages see PSNH's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996,
June 28, 1996, July 22, 1996, and September 3, 1996, and the First and
Second Quarter 1996 Form 10-Qs.

On October 18, 1996, the Nuclear Regulatory Commission (NRC) announced that it will establish a Special Projects Office to oversee inspection and licensing
activities at Millstone.   The Special Projects Office will be responsible for
(1) licensing and inspection activities at NU's Connecticut plants; (2) oversight of the Independent Corrective Action Verification Program; (3) oversight of NU's corrective actions related to safety issues involving employee concerns; and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Management believes that this development should provide dedicated NRC resources and clearer lines of communication between NU and the NRC during the recovery process.

On October 24, 1996, the NRC issued an order to Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that operates Millstone, that requires NNECO to devise and implement a comprehensive plan within 60 days of this order for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered NNECO to contract for an independent third party to oversee this corrective action plan within 30 days of the date of this order. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected.

Management cannot presently estimate the effect these efforts will have on the timing of unit restarts or what additional costs, if any, these developments may cause.

Seabrook

PSNH is obligated to purchase North Atlantic Energy Corporation's (NAEC) 35.98-percent share of the capacity and output generated by Seabrook 1.

Seabrook 1 operated at a capacity factor of 95.7 percent through September 1996, as compared to 92.8 percent for the same period in 1995.

On October 9, 1996, the NRC issued a request for information concerning all nuclear plants in the United States, except the three Millstone units, which had previously received such requests. Such information will be used to verify that these facilities are being operated and maintained in accordance with NRC regulations and the units' specific licenses. The NRC has indicated that the information, which must be submitted within 120 days of the date of the request, will be used to determine whether future inspection or enforcement activities are warranted for any plant. North Atlantic Energy Service Corporation is currently preparing its response to the NRC's request, with respect to Seabrook. Seabrook's operations were not restricted by the request. The NRC's April 1996 inspection found Seabrook to be a well-operated facility and found no major safety issues or weaknesses and noted that it would reduce its future inspections in a number of areas as a result of its findings.

Connecticut Yankee

PSNH has a 5-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which owns and operates the Connecticut Yankee nuclear power plant (CY or the plant).

CY has been out of service since July 22, 1996. For further information on CY, see PSNH's Form 8-Ks dated June 3, 1996, July 22, 1996, and August 19, 1996, and the First and Second Quarter 1996 Form 10-Qs, and Note 4b - Commitments and Contingencies - Nuclear Performance - Connecticut Yankee - and the Notes to Financial Statements in this Form 10-Q.

On October 9, 1996, CYAPC announced that a permanent shutdown of the plant seems likely based on an economic analysis of the costs of operating the plant compared to the costs of closing the plant and incurring replacement power costs over the remaining period of the plant's NRC operating license. The final decision is pending a vote by CYAPC's Board of Directors (Board) which is expected to occur in the fourth quarter of 1996. The NU system relies on its entitlements in CY for approximately 3.5 percent of its system capacity.

The contract under which PSNH purchases its entitlement of CYAPC power permits CYAPC to recover these costs from PSNH. Should the Board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including PSNH, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the plant over the remaining period of the plant's NRC operating license, which expires in 2007. Management expects that PSNH will continue to be allowed to recover such FERC-approved costs from its customers.

Liquidity And Capital Resources

Cash provided from operations increased approximately $35 million in the first nine months of 1996, from 1995, primarily due to higher retail sales, the retail rate increases and lower interest on long- term debt, partially offset by lower funds from working capital. Cash used for financing activities increased approximately $128 million in the first nine months of 1996, from 1995, primarily due to the repayment of the $172.5 million Series A first-mortgage bond and the higher payment of common stock dividends. Cash used for investments decreased approximately $93 million in the first nine months of 1996, from 1995, primarily due to PSNH's withdrawal of funds invested in the NU system Money Pool to assist in funding the repayment of the $172.5 million Series A first mortgage bond.

On October 8, 1996, Moody's Investors Service downgraded the senior securities of CYAPC for the second time since May 1996. All PSNH securities remain on Standard & Poor's Rating Group CreditWatch.

NAEC has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swaps are not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized. As of September 30, 1996, NAEC had outstanding swap agreements with a total notional value of approximately $225 million. The settlement amount associated with the swap agreements increased interest expense by approximately $0.8 million for NAEC during the first nine months of 1996. NAEC's interest-rate swap agreements effectively fix its variable-rate bank note at 7.05 percent.



RESULTS OF OPERATIONS

                                               Income Statement Variances
Millions of Dollars                               Increase/(Decrease)

                                   Third                   Year-
                                  Quarter     Percent     to-Date       Percent


Operating revenues                   $47         19%        $ 93          13%

Fuel, purchased and net
  interchange power                   33         51           54          27
Other operation                        2          3           10           4
Maintenance                            2         28           (3)        (10)
Federal and state income taxes         6         29           16          29
Other income, net                     (1)       (a)            5         (a)
Taxes other than income taxes          2         17            4          13
Interest on long-term debt            (7)       (34)         (14)        (23)
Other interest                        (1)       (a)            6         (a)
Net income                             7         32           24          41

(a) Percentage greater than 100

Comparison of the Third Quarter of 1996 with the Third Quarter of 1995

Total operating revenues increased due to higher fuel recoveries, regulatory decisions and higher retail sales. Fuel recoveries increased $36 million, primarily due to higher energy sales to NU affiliated companies, partially offset by lower Fuel and Purchased Power Adjustment Clause (FPPAC) revenue as a result of a customer refund ordered by the NHPUC. Revenues related to regulatory decisions increased $3 million, primarily due to the June 1, 1996 retail-rate increase for PSNH. Retail sales increased 2.4 percent ($4 million), primarily due to modest economic growth in 1996, partially offset by milder weather in 1996.

Fuel, purchased, and net interchange power expense increased primarily due to the timing in the recognition of fuel expenses under the FPPAC and higher purchased power costs.

Other operation and maintenance expense increased primarily due to higher fossil costs, higher Seabrook operating expenses, and higher marketing costs.

Federal and state income taxes increased primarily due to higher book taxable income.

Interest on long-term debt decreased primarily due to the repayment of the $172.5 million Series A first mortgage bond.


Comparison of the First Nine Months of 1996 with the First Nine Months of 1995

Total operating revenues increased due to higher fuel recoveries, regulatory decisions and higher retail sales. Fuel recoveries increased $72 million, primarily due to higher energy sales to NU affiliated companies and higher base fuel revenues as a result of higher sales, partially offset by lower FPPAC revenues as a result of a customer refund ordered by the NHPUC. Revenues related to regulatory decisions increased $7 million, primarily due to the June 1, 1995 and 1996 retail-rate increases for PSNH. Retail sales increased
2.5 percent ($9 million), primarily due to economic growth in 1996, partially offset by milder weather in 1996.

Fuel, purchased, and net interchange power expense increased primarily due to the timing in the recognition of fuel expenses under the FPPAC and higher purchased power costs.

Other operation and maintenance expense increased primarily due to higher Seabrook operating expenses, increased transmission and distribution expenses and higher marketing costs, partially offset by lower fossil maintenance expenses.

Federal and state income taxes increased primarily due to higher book taxable income.

Other income, net increased primarily due to the deferral of interest expense associated with the FPPAC refund.

Interest on long-term debt decreased primarily due to the repayment of the $172.5 million Series A first-mortgage bond.

Other interest expense increased primarily due to interest expense associated with the FPPAC refund.







                           PART II. OTHER INFORMATION


ITEM 5.OTHER INFORMATION

1. The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U.S. Attorney is also reviewing possible criminal violations arising out of certain of NU's other activities at Millstone and CY, including the 1996 nuclear workforce reduction.

     The U. S. Attorney, together with the U. S. Environmental Protection Agency and the Connecticut Attorney General, is also investigating possible criminal violations of federal and state environmental laws at certain NU facilities, including Millstone.

     Management does not believe that any system company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

     For more information regarding the full core off-load matter, see "Part II. Other Information" in PSNH's Form 10-Q for the quarter ended March 31, 1996. For more information regarding NU's 1996 nuclear workforce reduction and the NRC's review thereof, see PSNH's 1995 Form 10-K. For more information regarding the investigation of environmental matters at Millstone, see "Part II. Other Information" in PSNH's Form 10-Q for the quarter ended June 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            27                Financial Data Schedule

(b)   Reports on Form 8-K:

1.   PSNH filed a Form 8-K dated September 3, 1996 disclosing:

      * A Connecticut court ruled that the Town of Haddam had over-assessed the CY nuclear power plant.

      * NU appointed Bruce Kenyon as President and CEO of NU's nuclear operations and Mr. Kenyon is in the process of implementing a nuclear management reorganization.

          NU's three Millstone units continue to be out of service and management is continuing its efforts to bring the units on-line.

      * Moody's Investor Service has placed all of PSNH's securities under review for possible downgrades.

      * The NHPUC has issued a preliminary plan to restructure the state's electric industry, including PSNH.

      * PSNH has notified the State of New Hampshire that the state is in breach of its obligations under the Rate Agreement.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                             Registrant



Date: November 12, 1996               By:  /s/ Bernard M. Fox

                                               Bernard M. Fox
                                               Chairman, Chief Executive
                                               Officer and Director


Date: November 12, 1996               By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller