Form 10-Q
period 1997-03-31
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1997-05-14
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-6392


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


             (Exact name of registrant as specified in its charter)

                      NEW HAMPSHIRE                         02-018150


         (State or other jurisdiction                      (I.R.S. Employer
          of incorporation or organization)             Identification No.)

          1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE           03105
           (Address of principal executive offices)          (Zip Code)

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

                     Class                    Outstanding at April 30, 1997

        Common Shares, $10.00 par value                1,000 shares






                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS



                                                            Page No.


Part I.  Financial Information

     Item 1. Financial Statements

             Balance Sheets - March 31, 1997 and
             December 31, 1996                                  2

             Statements of Income - Three Months
             Ended March 31, 1997 and 1996                      4

             Statements of Cash Flows - Three Months
             Ended March 31, 1997 and 1996                      5

             Notes to Financial Statements                      6

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                         12

Part II.  Other Information

     Item 1. Legal Proceedings                                 16

     Item 5. Other Information                                 16
     Item 6. Exhibits and Reports on Form 8-K                  17

Signatures                                                     18




                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                               March 31,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,889,994   $  1,877,955

     Less: Accumulated provision for depreciation.........        559,757        552,780
                                                             -------------  -------------
                                                                1,330,237      1,325,175
  Unamortized acquisition costs...........................        469,353        491,709
  Construction work in progress...........................         12,562         11,032
  Nuclear fuel, net.......................................          1,311          1,313
                                                             -------------  -------------
      Total net utility plant.............................      1,813,463      1,829,229
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          3,432          3,229
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,978         19,578
  Other, at cost..........................................          1,852          1,835
                                                             -------------  -------------
                                                                   25,262         24,642
                                                             -------------  -------------
Current Assets:
  Cash....................................................          7,618          1,015
  Notes receivable from affiliated companies..............           -            18,250
  Receivables, net........................................         90,641        105,381
  Accounts receivable from affiliated companies...........         33,512         32,452
  Accrued utility revenues................................         32,456         36,317
  Fuel, materials, and supplies, at average cost..........         43,867         44,852
  Prepayments and other...................................          8,875         24,629
                                                             -------------  -------------
                                                                  216,969        262,896
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        212,389        211,236
   Income taxes, net......................................        147,088        151,431
   Deferred costs, nuclear plant..........................        274,250        269,233
   Unrecovered contractual obligations (Note 2)...........         47,261         50,271
   Other..................................................          2,291          2,333
  Deferred receivable from affiliated company.............         33,284         33,284
  Unamortized debt expense................................         12,377         12,731
  Other...................................................          3,543          3,926
                                                             -------------  -------------
                                                                  732,483        734,445
                                                             -------------  -------------



      Total Assets........................................   $  2,788,177   $  2,851,212
                                                             =============  =============

See accompanying notes to financial statements.









PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                               March 31,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        423,240        423,058
  Retained earnings.......................................        118,908        174,691
                                                             -------------  -------------
           Total common stockholder's equity..............        542,149        597,750
  Preferred stock subject to mandatory redemption.........        100,000        100,000
  Long-term debt..........................................        686,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,328,634      1,384,235
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        885,598        871,707
                                                             -------------  -------------
Current Liabilities:
  Notes payable to affiliated company.....................            250           -
  Preferred stock--current portion........................         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         46,393         42,910
  Accounts payable........................................         28,156         37,675
  Accounts payable to affiliated companies................         23,358         31,130
  Accrued taxes...........................................         10,381             81
  Accrued interest........................................         16,564          7,992
  Accrued pension benefits................................         45,166         44,790
  Other...................................................         14,572         37,516
                                                             -------------  -------------
                                                                  209,840        227,094
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        257,769        258,317
  Accumulated deferred investment tax credits.............          4,377          4,511
  Deferred contractual obligations........................         47,261         50,271
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         21,414         21,793
                                                             -------------  -------------
                                                                  364,105        368,176
                                                             -------------  -------------




Commitments and Contingencies (Note 4)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,788,177   $  2,851,212
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1997           1996
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  278,321     $  269,540
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         75,374         80,227
     Other............................................         86,232         75,457
  Maintenance.........................................          8,111          7,469
  Depreciation........................................         11,242         10,946
  Amortization of regulatory assets, net..............         14,141         14,301
  Federal and state income taxes......................         27,758         24,117
  Taxes other than income taxes.......................         10,453         12,355
                                                           -----------    -----------
        Total operating expenses......................        233,311        224,872
                                                           -----------    -----------
Operating Income......................................         45,010         44,668
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            556            516
  Other, net..........................................           (140)           485
  Income taxes........................................           (571)           138
                                                           -----------    -----------
        Other income, net.............................           (155)         1,139
                                                           -----------    -----------
        Income before interest charges................         44,855         45,807
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         12,625         17,129
  Other interest......................................           (299)           133
                                                           -----------    -----------
        Interest charges, net.........................         12,326         17,262
                                                           -----------    -----------


Net Income............................................     $   32,529     $   28,545
                                                           ===========    ===========





See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   32,529  $   28,545
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     11,242      10,946
    Deferred income taxes and investment tax credits, net...     28,289      23,735
    Recoverable energy costs, net...........................     (1,153)     (6,040)
    Amortization of acquisition costs.......................     14,141      14,301
    Other sources of cash...................................      8,579      11,022
    Other uses of cash......................................    (11,910)     (1,302)
  Changes in working capital:
    Receivables and accrued utility revenues................     17,910       2,699
    Fuel, materials, and supplies...........................        985      (1,836)
    Accounts payable........................................    (17,291)    (22,432)
    Accrued taxes...........................................        357       1,769
    Other working capital (excludes cash)...................      1,389      18,549
                                                             ----------- -----------
Net cash flows from operating activities....................     85,067      79,956
                                                             ----------- -----------


Financing Activities:
  Net increase in short term debt...........................        250        -
  Cash dividends on preferred stock.........................     (3,312)     (3,312)
  Cash dividends on common stock............................    (85,000)       -
                                                             ----------- -----------
Net cash flows used for financing activities................    (88,062)     (3,312)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (8,119)     (8,741)
    Nuclear fuel............................................          1           1
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (8,118)     (8,740)
  NU System Money Pool......................................     18,250     (67,750)
  Other investment activities, net..........................       (534)        (49)
                                                             ----------- -----------
Net cash flows from (used for) investments..................      9,598     (76,539)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................      6,603         105

Cash - beginning of period..................................      1,015         117
                                                             ----------- -----------
Cash - end of period........................................ $    7,618  $      222
                                                             =========== ===========



See accompanying notes to financial statements.








                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) and the company's Form 8-K dated March 19, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described in Note 4A. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly- owned subsidiaries: The Connecticut Light and Power Company (CL&P), PSNH, Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly- owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and on a pilot basis pursuant to state regulatory experiments, provides off-system retail service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS 129 will be effective for 1997 year-end reporting. Management believes that the implementation of SFAS 129 will not have a material impact on the company's financial position or its results of operations.

          For information regarding the adoption of a new accounting standard, see Note 4B, "Commitments and Contingencies - Environmental Matters," in this Form 10-Q and PSNH's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          The accounting policies of the company and the accompanying financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Recently, the Securities and Exchange Commission (SEC) has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from FASB's Emerging Issues Task Force in the near future.

          While there are restructuring initiatives pending in the NU system companies' respective jurisdictions, PSNH is not yet subject to a transition plan. Management continues to believe that its use of SFAS 71 accounting is appropriate.

          For additional information regarding regulatory accounting and assets, see Note 5, "New Hampshire Restructuring" and Note 6, "New Hampshire Rates" in this Form 10-Q and PSNH's 1996 Form 10-K.

2.   CONNECTICUT YANKEE ATOMIC POWER COMPANY (CY)

     CY, in which the PSNH has a 5 percent ownership interest, owns a nuclear-powered electric generating plant which was taken out of service on July 22, 1996. On December 4, 1996, the board of directors of CY voted unanimously to cease permanently the production of power at the plant. In late December 1996, CY filed amendments to its power contracts with the Federal Energy Regulatory Commission (FERC) to clarify any obligations of its purchasing utilities, including PSNH. This filing estimated the unrecovered obligations, including the funding of decommissioning, to be approximately $762.8 million.

     On February 27, 1997, FERC approved an order for hearing which, among other things, accepted CY's contract amendments for filing and suspended the new rates for a nominal period. The new rates became effective March 1, 1997, subject to refund. At March 31, 1997, PSNH's share of the CY unrecovered contractual obligation, which has also been recorded as a regulatory asset, was $36 million.

     For further information regarding CY, see PSNH's 1996 Form 10-K.

3.   CAPITALIZATION

     Rocky River Realty Company (RRR): On April 17, 1997, the holders of $38.4 million of RRR's notes elected to have RRR repurchase the notes at par. RRR is obligated to find an alternative purchaser for the notes by approximately July 1, 1997 and has 60 more days to consummate the repurchase should a purchaser be found. For additional information regarding RRR's obligations, see PSNH's 1996 Form 10-K.

4.   COMMITMENTS AND CONTINGENCIES

     A.   Nuclear Performance

          Millstone: PSNH has a 2.85-percent joint ownership interest in Millstone 3. Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

          Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 then the full work effort will be resumed.

          Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

          The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          NU expensed approximately $87 million of non-fuel nuclear operation and maintenance costs in the first quarter of 1997. An additional $28.3 million was expended in the first quarter of 1997 and charged against the reserve established in 1996. The balance of the reserve at March 31, 1997 was $38 million. PSNH's share of these costs was not material.

          Replacement power costs attributable to the Millstone outages averaged approximately $35 million per month during the first quarter of 1997 and are projected to average approximately $30 million per month for the remainder of 1997. PSNH's share of replacement power costs is not projected to be material for 1997.

          Maine Yankee Atomic Power Company (MY): MY owns a nuclear-powered electric generating unit which has been out of service since December 6, 1996 and is currently on the NRC's watch list. MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. NU's monthly replacement power costs attributable to MY being out of service are projected to average approximately $2 million. PSNH's share of replacement power costs is not projected to be material.

          For further information regarding nuclear performance, see the MD&A in this Form 10-Q and PSNH's 1996 Form 10-K.

     B.   Environmental Matters

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring, and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. The adoption of the SOP did not have a material impact on the company's financial position or results of operations.

          At March 31, 1997, PSNH's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties was approximately $4.7 million, which management has determined to be the most probable amount within a range of $4.7 million to $6.5 million.

          For additional information regarding environmental matters, see PSNH's 1996 Form 10-K.

     C.   Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see PSNH's 1996 Form 10-K.

     D.   Construction Program

          For information regarding PSNH's construction program, see PSNH's 1996 Form 10-K.

     E.   Long-Term Contractual Arrangements

          For information regarding long-term contractual arrange-ments, see PSNH's 1996 Form 10-K.

5.   NEW HAMPSHIRE RESTRUCTURING

     On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court for New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge to the NHPUC decision. The Court is scheduled to begin hearings on the merits of the case in June.

     For further information regarding New Hampshire restructuring, see PSNH's Form 8-K dated March 19, 1997 and PSNH's 1996 Form 10-K.

6.   NEW HAMPSHIRE RATES

     On May 2, 1997, PSNH filed a rate case with the NHPUC requesting base rates to remain at their current level after PSNH's seven-year fixed-rate period ends on May 31, 1997.

     In a separate filing, PSNH requested an increase in the Fuel and Purchased Power Adjustment Clause (FPPAC), based on the fact that as of June 1, 1997, PSNH will no longer be able to defer for future collection any of the payments it makes to independent power producers. If approved, the proposed increase in the FPPAC charge would result in a 6 percent increase in customers' bills as of June 1, 1997.

     For further information on New Hampshire Rates, see the MD&A in this Form 10-Q and PSNH's 1996 Form 10-K.




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's financial statements and footnotes in this Form 10-Q, the 1996 Form 10-K and the Form 8-K dated March 19, 1997.

FINANCIAL CONDITION

Overview

Net income was approximately $33 million for the three months ended March 31, 1997 compared to net income of approximately $29 million in the first quarter of 1996. The increase in net income was primarily due to the June 1, 1996 retail-rate increase and lower interest on long-term debt. First quarter 1997 earnings were negatively affected by a much milder winter. Retail sales for the first quarter of 1997 decreased 4.5 percent from 1997.

Restructuring

On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court of New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge to the NHPUC's Restructuring Orders. The Court is scheduled to begin hearings on the merits of the case in June.

On May 2, 1997, PSNH filed a retail rate case with the NHPUC. PSNH is not requesting an increase in base rates but has asked the NHPUC to maintain its current base rate level. The fixed rate period under the Rate Agreement ends on May 31, 1997.

In a separate filing, PSNH requested a 6 percent increase in its Fuel and Purchased Power Adjustment Clause (FPPAC) billings, effective June 1, 1997. This increase is primarily the result of recognizing currently costs associated with independent power producer payments, which had been previously deferred for collection. The FPPAC will continue to operate until the year 2000.

For further information on restructuring issues and rate matters, see PSNH's 1996 Form 10-K and Form 8-K dated March 19, 1997.


Potential Accounting Impacts

PSNH follows accounting principles in accordance with the Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," which allows the economic effects of rate regulation to be reflected. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from the Financial Accounting Standards Board's Emerging Issues Task Force in the near future. While there are restructuring initiatives pending in New Hampshire, PSNH is not yet subject to transition plans. Management continues to believe that the application of SFAS 71 accounting is appropriate.

For further information on restructuring, see PSNH's 1996 Form 10-K.

Millstone Outage

PSNH has a 2.85-percent ownership interest in Millstone 3. Millstone 3 has been out of service March 30, 1996.

Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 when the full work effort will be resumed.

Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting Millstone 3 to restart, the actual beginning of operations is expected to take several months beyond the time when the unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

To date, PSNH's costs related to the Millstone 3 outage have not had a material impact on the company's financial position or results of operations. Management expects that, under its current planning assumptions, Millstone 3's outage-related costs will continue to be immaterial to the company's financial statements.

For further information on the current Millstone 3 outage, see PSNH's 1996 Form 10-K.

Maine Yankee

PSNH has a 5-percent ownership interest in Maine Yankee Atomic Power Company
(MY). MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. PSNH's monthly replacement-power costs while MY is out of service are not projected to be significant. For further information on MY, see PSNH's 1996 Form 10-K.

Seabrook

PSNH is obligated to purchase North Atlantic Energy Corporation's (NAEC) 35.98-percent share of the capacity and output generated by Seabrook 1(Seabrook).

Seabrook operated at a capacity factor of 100.3 percent through for the first quarter of 1997, compared to 86.7 percent for the same period in 1996. As of May 9, 1997, Seabrook had operated for 463 consecutive days. On May 10, 1997, the plant began a scheduled 49-day refueling outage.

Liquidity And Capital Resources

Cash provided from operations increased approximately $5 million in the first three months of 1997, from 1996, primarily due to the June 1, 1996 retail-rate increase, partially offset by the negative impact of lower retail sales. Cash used for financing activities increased approximately $85 million in the first three months of 1997, from 1996, due to the payment of cash dividends on common stock in 1997. Cash used for investments decreased approximately $86 million in the first three months of 1997, from 1996, primarily due to a reduction in investments in the NU system Money Pool.

All NU system securities are currently rated below investment grade by Moody's. Moody's is no longer reviewing The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO) for further downgrades, however, NU, PSNH and NAEC remain under review. This action will adversely affect the availability and cost of funds for the NU system companies.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO have any agreements containing cross defaults based on events or occurrences involving NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.



RESULTS OF OPERATIONS


Comparison of the First Quarter of 1997 to the First Quarter of 1996


                                                 Income Statement Variances
                                                     Increase/(Decrease)
                                                    Millions of Dollars

                                                     Amount         Percent


Operating revenues                                     $9              3%

Fuel, purchased and net
  interchange power                                    (5)            (6)
Other operation                                        11             14
Federal and state income taxes                          4             18
Taxes other than income taxes                          (2)           (15)
Interest on long-term debt                             (5)           (26)

Net income                                              4            (14)



Total operating revenues increased due to higher fuel recoveries and the June 1, 1996 retail rate increase ($9 million), partially offset by lower 1997 retail sales. Fuel recoveries increased approximately $7 million, primarily due to the intercompany allocation of energy costs to NU affiliated companies, partially offset by lower FPPAC recoveries as a result lower 1997 retail sales and a customer refund ordered by the NHPUC. Retail sales decreased 4.5 percent ($6 million), primarily due to milder weather in 1997.

Fuel, purchased, and net interchange power expense decreased primarily due to the timing in the recognition of fuel expenses under the FPPAC, partially offset by higher purchased power costs.

Other operation expense increased primarily due to higher capacity charges under the Seabrook Contracts in preparation for the scheduled May 1997 refueling and maintenance outage and higher purchased-power capacity costs.

Federal and state income taxes increased primarily due to higher book taxable income.

Taxes other than income taxes decreased primarily due to property tax refunds as a result of settlement efforts for the tax year ended March 31, 1997.

Interest on long-term debt decreased primarily due to the repayment of the $172.5 million Series A first-mortgage bond in May 1996.




                           PART II. OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

1. The Connecticut Department of Environmental Protection has referred to the Connecticut Attorney General a series of alleged environmental violations at Millstone for a possible civil penalty action. Management does not believe that this action will have a material adverse impact on PSNH.

     For additional information regarding a criminal investigation related to this matter, see "Item 3 - Legal Proceedings" in PSNH's 1996 Form 10-K.

2. On May 9, 1997, the Town of Haddam (Town) and CY reached an agreement regarding the repayment of property taxes due CY for the tax years beginning October 1, 1991 through October 1, 1995. The Town will repay to CY an amount totaling $13,990,000 which is inclusive of taxes and interest for those years. As part of this negotiated settlement, the Town has paid CY $2,000,000 and may bond all or part of the remaining $11,990,000. This settlement results from the decision of a Connecticut court on September 5, 1996 in which the court found that the Town had overassessed the property owned by CY.

     For additional information regarding this matter, see "Item 3 - Legal Proceedings" in PSNH's 1996 Form 10-K.

ITEM 5.   OTHER INFORMATION

1. In March 1997, an additional Section 2.206 petition was filed with the Nuclear Regulatory Commission (NRC). The petition seeks enforcement action and the placement of certain restrictions on the decommissioning activities at the CY nuclear power plant. Specifically, the petitioners requested that the NRC issue a civil monetary penalty to assure compliance with radiation protection requirements, and that CY's license be modified to prohibit any decommissioning activities for a six month period following any radiological contamination event. In addition, petitioners requested that CY be placed on the NRC's "watch
list."   Management is currently evaluating whether and how to respond to this petition.

     For additional information relating to other Section 2.206 petitions, see "Item 3 - Legal Proceedings" in PSNH's 1996 Form 10-K.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


         27                   Financial Data Schedule

(b)   Report on Form 8-K:

1.   PSNH filed a Form 8-K dated March 19, 1997 disclosing that:

      * On March 19, 1997, the NHPUC issued a stay of its February 28, 1997 restructuring orders pending conclusions of a rehearing.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                               Registrant


Date:  May 9, 1997                    By:  /s/ John H. Forsgren

                                               John H. Forsgren
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director



Date:  May 9, 1997                    By:  /s/ John J. Roman

                                               John J. Roman
                                               Vice President and Controller