Form 10-Q
period 1997-06-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1997-08-14
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

                     Class                          Outstanding at July 31, 1997

        Common Shares, $10.00 par value                     1,000 shares






                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS



                                                                     Page No.


Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - June 30, 1997 and
        December 31, 1996                                               2

        Statements of Income - Three Months and
        Six Months Ended June 30, 1997 and 1996                         4

        Statements of Cash Flows - Six Months
        Ended June 30, 1997 and 1996                                    5

        Notes to Financial Statements                                   6

     Item 2.     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                               11

Part II.    Other Information

     Item 1.     Legal Proceedings                                     16

     Item 4.     Submission of Matters to a Vote
                 of Security Holders                                   16

     Item 5.     Other Information                                     16

     Item 6.     Exhibits and Reports on Form 8-K                      17

Signatures                                                             18




                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,889,371   $  1,877,955

     Less: Accumulated provision for depreciation.........        568,914        552,780
                                                             -------------  -------------
                                                                1,320,457      1,325,175
  Unamortized acquisition costs...........................        446,997        491,709
  Construction work in progress...........................         15,047         11,032
  Nuclear fuel, net.......................................          1,310          1,313
                                                             -------------  -------------
      Total net utility plant.............................      1,783,811      1,829,229
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          3,723          3,229
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,822         19,578
  Other, at cost..........................................          3,153          1,835
                                                             -------------  -------------
                                                                   26,698         24,642
                                                             -------------  -------------
Current Assets:
  Cash....................................................            208          1,015
  Notes receivable from affiliated companies..............          5,150         18,250
  Receivables, net........................................         78,090        105,381
  Accounts receivable from affiliated companies...........         35,123         32,452
  Accrued utility revenues................................         34,552         36,317
  Fuel, materials, and supplies, at average cost..........         46,205         44,852
  Recoverable energy costs--current portion...............         25,833           -
  Prepayments and other...................................         34,271         24,629
                                                             -------------  -------------
                                                                  259,432        262,896
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        210,620        211,236
   Income taxes, net......................................        143,569        151,431
   Deferred costs, nuclear plant..........................        279,421        269,233
   Unrecovered contractual obligations....................         44,439         50,271
   Other..................................................          2,926          2,333
  Deferred receivable from affiliated company.............         33,284         33,284
  Unamortized debt expense................................         12,106         12,731
  Other...................................................          4,056          3,926
                                                             -------------  -------------
                                                                  730,421        734,445
                                                             -------------  -------------

      Total Assets........................................   $  2,800,362   $  2,851,212
                                                             =============  =============


See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        423,422        423,058
  Retained earnings.......................................        136,756        174,691
                                                             -------------  -------------
           Total common stockholder's equity..............        560,179        597,750
  Preferred stock subject to mandatory redemption.........         75,000        100,000
  Long-term debt..........................................        516,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,151,664      1,384,235
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        850,776        871,707
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....        195,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         83,211         42,910
  Accounts payable........................................         32,235         37,675
  Accounts payable to affiliated companies................         32,043         31,130
  Accrued taxes...........................................         48,734             81
  Accrued interest........................................          7,800          7,992
  Accrued pension benefits................................         45,743         44,790
  Other...................................................         12,074         37,516
                                                             -------------  -------------
                                                                  456,840        227,094
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        235,702        258,317
  Accumulated deferred investment tax credits.............          4,242          4,511
  Deferred contractual obligations........................         44,439         50,271
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         23,415         21,793
                                                             -------------  -------------
                                                                  341,082        368,176
                                                             -------------  -------------


Commitments and Contingencies (Note 3)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,800,362   $  2,851,212
                                                             =============  =============




See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1997       1996       1997       1996
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 257,098  $ 261,897  $ 535,419  $ 531,437
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    60,120     79,138    135,494    159,365
     Other.........................................    95,854     77,627    182,086    153,084
  Maintenance......................................     9,339      7,954     17,450     15,423
  Depreciation.....................................    10,865     10,420     22,107     21,366
  Amortization of regulatory assets, net...........    14,141     14,301     28,282     28,602
  Federal and state income taxes...................    21,370     19,108     49,128     43,225
  Taxes other than income taxes....................    11,347     11,193     21,800     23,548
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   223,036    219,741    456,347    444,613
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    34,062     42,156     79,072     86,824
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       299        515        855      1,031
  Other, net.......................................        10      5,918       (130)     6,403
  Income taxes.....................................      (276)    (3,077)      (847)    (2,939)
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................        33      3,356       (122)     4,495
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    34,095     45,512     78,950     91,319
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    12,919     14,985     25,544     32,114
  Other interest...................................        15      6,541       (284)     6,674
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    12,934     21,526     25,260     38,788
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  21,161  $  23,986  $  53,690  $  52,531
                                                    ========== ========== ========== ==========





See accompanying notes to financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   53,690  $   52,531
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     22,107      21,366
    Deferred income taxes and investment tax credits, net...     19,333      46,928
    Recoverable energy costs, net...........................    (25,217)      6,647
    Amortization of acquisition costs.......................     28,282      28,602
    Other sources of cash...................................     29,753      26,934
    Other uses of cash......................................     (3,300)     (1,997)
  Changes in working capital:
    Receivables and accrued utility revenues................     26,386       3,124
    Fuel, materials, and supplies...........................     (1,353)      2,905
    Accounts payable........................................     (4,527)    (12,629)
    Accrued taxes...........................................      6,436      17,498
    Other working capital (excludes cash)...................    (34,323)    (38,650)
                                                             ----------- -----------
Net cash flows from operating activities....................    117,267     153,259
                                                             ----------- -----------


Financing Activities:
  Net increase in short term debt...........................       -         51,400
  Reacquisitions and retirements of long-term debt..........       -       (172,500)
  Reacquisitions and retirements of preferred stock             (25,000)        -
  Cash dividends on preferred stock.........................     (6,625)     (6,625)
  Cash dividends on common stock............................    (85,000)    (26,000)
                                                             ----------- -----------
Net cash flows used for financing activities................   (116,625)   (153,725)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (12,746)    (17,796)
    Nuclear fuel............................................          3         133
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (12,743)    (17,663)
  NU System Money Pool......................................     13,100      19,100
  Other investment activities, net..........................     (1,806)       (801)
                                                             ----------- -----------
Net cash flows (used for) from investments..................     (1,449)        636
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............       (807)        170

Cash - beginning of period..................................      1,015         117
                                                             ----------- -----------
Cash - end of period........................................ $      208  $      287
                                                             =========== ===========



See accompanying notes to financial statements.




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarter ended March 31, 1997, and the company's Form 8-K dated June 27, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six months ended June 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described in Note 3B. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries: The Connecticut Light and Power Company (CL&P), PSNH, Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

               The Financial Accounting Standards Board (FASB) issued two new accounting standards during June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income. SFAS 131 determines the standards for reporting and disclosing qualitative and quantitative information about a company's operating segments. Both SFAS 130 and SFAS 131 will be effective in 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on PSNH's financial position or its results of operations.

          For additional information regarding the adoption of new accounting standards, see PSNH's Form 10-Q for the quarter ended March 31, 1997 and PSNH's 1996 Form 10-K.

      C.  Regulatory Accounting and Assets

               For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, PSNH's Form 10-Q for the quarter ended March 31, 1997 and PSNH's 1996 Form 10-K.

2.   CAPITALIZATION

     Rocky River Realty Company (RRR): In April 1997, the holders of approximately $38 million of RRR notes elected to have RRR repurchase the notes at par. On July 1, 1997, RRR received commitments from alternative purchasers to purchase approximately $12 million of the notes that RRR had been required to repurchase. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of the notes is expected to be purchased by another purchaser by September 2, 1997.

     RRR repurchased the remaining $26 million of the notes on July 14, 1997.

     For additional information on these and other matters related to PSNH's capitalization, see the MD&A in this Form 10-Q, PSNH's Form 10-Q for the quarter ended March 31, 1997, and PSNH's 1996 Form 10-K.

3.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring

          On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission decision on February 28, 1997. All court proceedings on the case have been suspended during the mediation process. On June 30, 1997, the mediator requested and received an extension of the period of mediation to August 4, 1997. On August 4, 1997, the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

      For further information regarding New Hampshire restructuring, see PSNH's
          Form 10-Q for the quarter ended March 31, 1997, PSNH's Form 8-K dated June 27, 1997 and PSNH's 1996 Form 10-K.

      B.  Nuclear Performance

          Millstone: PSNH has a 2.85-percent joint ownership interest in Millstone 3. Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively, and are on the Nuclear Regulatory Commission's (NRC) watch list. Management has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the NRC to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. NU's share of nonfuel O&M costs for Millstone to be expensed in 1997 are now projected to be approximately $442 million compared to $386 million previously estimated. The 1997 projection includes $15 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $63 million of Millstone costs reserved in 1996. NU's share of 1997 projected capital expenditures for Millstone is expected to decrease from the $60 million previously estimated to $43 million.

          For the six months ended June 30, 1997, NU's share of nonfuel O&M costs expensed for Millstone totaled $262 million. The actual expenditures include $50 million reserved for future 1997 restart costs and $15 million reserved for 1998 restart costs, and is net of $63 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $65 million. PSNH's share of these costs were not material. Nonfuel O&M costs have been and will continue to be absorbed by NU without adjustment to its subsidiaries' current rates. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1988 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur. Replacement power costs incurred by NU attributable to the Millstone outages averaged approximately $28 million per month during the first six months of 1997, and are projected to average approximately $26 million per month for the remainder of 1997. PSNH's share of replacement power costs is not projected to be material for 1997. Based on the current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see Part II - Item 1 in this Form 10-Q and PSNH's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): PSNH has a five percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At June 30, 1997, PSNH's equity investment in MYAPC was approximately $3.7 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. MYAPC has begun to prepare the regulatory filings intended to implement the decommissioning and the recovery of the remaining assets of MYAPC. During the latter part of 1997, MYAPC plans to file an amendment to its power contracts to clarify the obligations of its purchasing utilities following the decision to cease power production. MYAPC is currently updating its decommissioning cost estimates. These estimates are expected to be completed during the third quarter of 1997. At this time, the company is unable to estimate its obligation to MYAPC. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including PSNH, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that PSNH will be allowed to recover these costs from its customers.

          For further information regarding nuclear performance, see the MD&A and Part II in this Form 10-Q, PSNH's Form 10-Q for the quarter ended March 31, 1997, PSNH's Form 8-K dated June 27, 1997, and PSNH's 1996 Form 10-K.

      C.  Environmental Matters

          For information regarding environmental matters, see PSNH's Form 10-Q for the quarter ended March 31, 1997 and PSNH's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see PSNH's 1996 Form 10-K.

      E.  Construction Program

          For information regarding PSNH's construction program, see PSNH's 1996 Form 10-K.

      F.  Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see PSNH's 1996 Form 10-K.


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's financial statements and footnotes in this Form 10-Q, the First Quarter Form 10-Q, the 1996 Form 10-K, and the Form 8-K dated June 27, 1997.

FINANCIAL CONDITION

Overview

Net income was approximately $21 million for the three months ended June 30, 1997 compared to approximately $24 million for the same period in 1996. Net income for the six months ended June 30, 1997 was essentially unchanged from the same period in 1996. The decrease in net income for the three month period was primarily due to higher operating expenses.

Restructuring

On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) decision on February 28, 1997 regarding electric utility restructuring. All court proceedings on the case have been suspended during the mediation process.

On August 4, 1997 the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

On May 2, 1997, PSNH filed a retail rate case with the NHPUC. PSNH is not requesting an increase in base rates but has asked the NHPUC to maintain its current base rate level. The fixed rate period under the Rate Agreement ended on May 31, 1997. The NHPUC has issued a schedule calling for temporary rate hearings in September, 1997. Permanent rate hearings are scheduled for May, 1998. The NHPUC has initiated a management audit of PSNH which is currently ongoing.

In a separate filing, PSNH requested a 6 percent increase in its Fuel and Purchased Power Adjustment Clause (FPPAC) billings, effective June 1, 1997. This increase is primarily the result of recognizing currently costs associated with independent power producer payments, which had been previously deferred for collection. The FPPAC will continue to operate until the year 2000. A stipulated FPPAC credit rate of $.00481 per kWh has been in effect during the course of mediations and will remain in effect until further ordered, subject to reconciliation.

For further information on restructuring issues and rate matters, see PSNH's 1996 Form 10-K, the First Quarter Form 10-Q, and Form 8-K dated June 27, 1997.

Millstone Outage

PSNH has a 2.85-percent joint ownership interest in Millstone 3. Millstone 3 has been out of service since March 30, 1996.

Millstone 3 continues to be designated by NU management as the lead unit for restart. Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission
(NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

As management continues to proceed with its current work towards restart, the Independent Corrective Action Verification Program for Millstone 3 began on May 27, 1997. The program is expected to end in mid-November 1997. The NRC Operational Safety Team Inspection for Millstone 3 is expected to begin in October 1997.

To date, PSNH's costs related to the Millstone 3 outage have not had a material impact on the company's financial position or results of operations. Management expects that, under its current planning assumptions, Millstone 3's outage-related costs will continue to be immaterial to the company's results of operations.

As a result of the nuclear situation, a number of civil lawsuits, criminal investigations and regulatory proceedings have been initiated, including litigation by NU's shareholders. On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with Connecticut Light & Power Company and Western Massachusetts Electric Company as well as lawsuits in Massachusetts Superior Court against NU and its current and former trustees. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. To date, no reserves have been established for existing or potential litigation. See Part II - Item 1 in this Form 10-Q and PSNH's 1996 Form 10-K for further information on litigation.

For further information on the current Millstone outages, see PSNH's First Quarter Form 10-Q, 1996 Form 10-K and the Form 8-K dated June 27, 1997.


Maine Yankee

PSNH has a 5 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted to permanently close the plant after efforts to sell the nuclear power plant were unsuccessful. MYAPC had previously announced that it was considering permanent closure of the plant based on economic concerns and uncertainty about the operation of the plant.

For further information on MYAPC, see PSNH's 1996 Form 10-K.

Seabrook

PSNH is obligated to purchase North Atlantic Energy Corporation's (NAEC) 35.98 percent share of the capacity and output generated by Seabrook 1 (Seabrook) under the Seabrook Power Contract.

Seabrook operated at a capacity factor of 71.6 percent through the first six months of 1997, compared to 93.0 percent for the same period in 1996. The lower 1997 capacity factor is due primarily to the 50-day scheduled refueling and maintenance outage, which began on May 10, 1997. The plant returned to service on June 28, 1997.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $36 million in the first six months of 1997, from 1996, primarily due to lower recoveries through the FPPAC as a result of the credit rate and higher income taxes paid as a result of lower utilization of net operating loss carry-forwards. Cash used for financing activities decreased approximately $37 million in the first six months of 1997, from 1996, due primarily to the repayment of long-term debt in 1996, partially offset by the higher payment of cash dividends on common stock in 1997 and no increase in short-term debt in 1997. Cash used for investments increased approximately $2 million in the first six months of 1997, from 1996, primarily due to a decrease in investments in the NU system Money Pool partially offset by lower investment in plant.

All NU system securities are currently rated below investment grade by Moody's Investors Services and Standard & Poors. These actions could adversely affect the availability and cost of funds for the NU system companies.

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


RESULTS OF OPERATIONS

                                                 Income Statement Variances
                                                     Increase/(Decrease)
                                           Millions of Dollars

                                          Second                  Year
                                         Quarter    Percent     to-Date  Percent


Operating revenues                        $(5)        (2)%        $4         1%

Fuel, purchased and net
  interchange power                       (19)       (24)        (24)      (15)
Other operation and maintenance            20         23          31        18
Federal and state income taxes              -          -           4        10
Other income, net                          (6)       100          (6)     (102)
Interest on long-term debt                 (2)       (14)         (6)      (20)
Other interest charges                     (7)      (100)         (7)     (104)

Net income                                 (3)       (12)          1         2

Comparison of the Second Quarter of 1997 to the Second Quarter of 1996


Total operating revenues decreased in the second quarter primarily due to lower fuel recoveries, partially offset by the June 1, 1996 retail-rate increase. Fuel recoveries decreased approximately $14 million, primarily due to the customer refund ordered by the NHPUC.

Fuel, purchased and net interchange power expense decreased in the second quarter primarily due to the timing in the recognition of fuel expenses under the FPPAC.

Other operation and maintenance expense increased in the second quarter primarily due to higher capacity charges under the Seabrook Power Contract as a result of the scheduled May 1997 refueling and maintenance outage ($13 million), higher capacity charges from Maine Yankee ($2 million) and higher nuclear and fossil maintenance costs ($2 million).

Other income, net decreased in the second quarter primarily due to the deferral in 1996 of the interest expense associated with the FPPAC refund. Interest on long-term debt decreased in the second quarter primarily due to the repayment of the $172.5 million Series A first-mortgage bond in May 1996.


Other interest charges decreased in the second quarter primarily due to 1996 interest expense associated with the FPPAC refund.



Comparison of the First Six Months of 1997 to the First Six Months of 1996


Total operating revenues increased in the first six months due to the June 1, 1996 retail rate increase, partially offset by lower 1997 retail sales and lower fuel recoveries. Fuel recoveries decreased primarily due to the customer refund ordered by the NHPUC, partially offset by the intercompany allocation of energy costs to NU affiliated companies. Retail sales decreased 2.2 percent, primarily due to mild weather in first quarter of 1997.

Fuel, purchased and net interchange power expense decreased in the first six months primarily due to the timing in the recognition of fuel expenses under the FPPAC partially offset by higher purchased power costs.

Other operation and maintenance expense increased in the first six months primarily due to higher capacity charges under the Seabrook Power Contract as a result of the scheduled May 1997 refueling and maintenance outage ($18 million) and higher capacity charges from Maine Yankee ($3 million) and higher nuclear and fossil operation and maintenance costs ($3 million).

Federal and state income taxes increased in the first six months primarily due to higher book taxable income.

Other income, net decreased in the first six months primarily due to the deferral in 1996 of the interest expense associated with the FPPAC refund.

Interest on long-term debt decreased in the first six months primarily due to the repayment of the $172.5 million Series A first-mortgage bond in May 1996.

Other interest charges decreased in the first six months primarily due to 1996 interest expense associated with the FPPAC refund.







                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     CL&P and WMECO, through NNECO, operate Millstone 3 at cost, and without profit, under a Sharing Agreement that obligates them to utilize good utility practice and requires the joint owners to share the risk of employee negligence and other risks of operation and maintenance pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate violation of the agreement pursuant to authorized corporate action.

     On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The non-NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The arbitrations and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees. Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. In addition, one of the lawsuits seeks to restrain NU from disposing of its shares of the stock of WMECO and Holyoke Water Power Company, pending the outcome of the lawsuit. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously.

     For further information on this matter, see "Item 3 - Legal Proceedings" in PSNH's 1996 Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of PSNH held on May 5, 1997, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH.

     At the Annual Meeting, the following eight directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John C. Collins, John H. Forsgren, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, Gerald Letendre, Hugh C. MacKenzie, and Jane E. Newman.

ITEM 5.   OTHER INFORMATION

     On June 27, 1997, nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by Northeast Nuclear Energy Company (NNECO) and NRC inspectors during reviews of the system's licensed operator training programs at the system's four Connecticut nuclear units. Since then, a Training Restart Plan has been established and various training programs have been restarted, including the licensed operator training programs for Millstone. Management continues to believe that the suspension will not affect the schedule to restart the Millstone units.

     For additional information relating to this matter, see PSNH's Current Report on Form 8-K dated June 27, 1997 and "Item 1. Business - Nuclear Plant Performance and Regulatory Oversight" and "Item 3. Legal Proceedings," in PSNH's 1996 Form 10-K.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              27              Financial Data Schedule

(b)   Report on Form 8-K:

1.   PSNH filed a Form 8-K dated June 27, 1997 disclosing:

      * Nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and the NRC;

      * The court appointed mediator in the industry restructuring dispute between the State of New Hampshire and PSNH and NU filed a letter with the U.S. District Court in Rhode Island requesting the extension of the mediation to August 4, 1997;
      * On June 28, 1997, Seabrook nuclear generating unit in New Hampshire returned to service following a 50-day planned refueling and maintenance outage.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                                      Registrant




Date: August 12, 1997                 By:  /s/ John H. Forsgren
                                               John H. Forsgren
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director



Date: August 12, 1997                 By:  /s/ John J. Roman
                                               John J. Roman
                                               Vice President and Controller