Form 10-Q
period 1997-09-30
PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1997-11-12
CIK 315256

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                     Class                       Outstanding at October 31, 1997

        Common Shares, $10.00 par value                     1,000 shares
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                               TABLE OF CONTENTS



                                                            Page No.


Part I.  Financial Information

    Item 1. Financial Statements

        Balance Sheets - September 30, 1997 and
        December 31, 1996                                                    2

        Statements of Income - Three Months and
        Nine Months Ended September 30, 1997 and 1996                        4

        Statements of Cash Flows - Nine Months
        Ended September 30, 1997 and 1996                                    5

        Notes to Financial Statements                                        6

     Item 2.     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                    10

Part II.    Other Information

     Item 5.     Other Information                                          15

     Item 6.     Exhibits and Reports on Form 8-K                           16

Signatures                                                                  17





                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  1997       December 31,
                                                              (Unaudited)        1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,881,441   $  1,877,955

     Less: Accumulated provision for depreciation.........        580,157        552,780
                                                             -------------  -------------
                                                                1,301,284      1,325,175
  Unamortized acquisition costs...........................        424,641        491,709
  Construction work in progress...........................         22,614         11,032
  Nuclear fuel, net.......................................          1,310          1,313
                                                             -------------  -------------
      Total net utility plant.............................      1,749,849      1,829,229
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          4,011          3,229
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,905         19,578
  Other, at cost..........................................          4,233          1,835
                                                             -------------  -------------
                                                                   28,149         24,642
                                                             -------------  -------------
Current Assets:
  Cash....................................................            588          1,015
  Notes receivable from affiliated companies..............         62,850         18,250
  Receivables, net........................................         86,375        105,381
  Accounts receivable from affiliated companies...........         34,762         32,452
  Accrued utility revenues................................         34,300         36,317
  Fuel, materials, and supplies, at average cost..........         39,066         44,852
  Recoverable energy costs--current portion...............         23,483              -
  Prepayments and other...................................         21,498         24,629
                                                             -------------  -------------
                                                                  302,922        262,896
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        200,782        211,236
   Income taxes, net......................................        139,687        151,431
   Deferred costs, nuclear plant..........................        284,593        269,233
   Unrecovered contractual obligations (Note 2B)..........         89,257         50,271
   Other..................................................          1,989          2,333
  Deferred receivable from affiliated company.............         33,284         33,284
  Unamortized debt expense................................         12,003         12,731
  Other...................................................          6,222          3,926
                                                             -------------  -------------
                                                                  767,817        734,445
                                                             -------------  -------------

      Total Assets........................................   $  2,848,737   $  2,851,212
                                                             =============  =============


See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  1997       December 31,
                                                              (Unaudited)        1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        423,568        423,058
  Retained earnings.......................................        153,162        174,691
                                                             -------------  -------------
           Total common stockholder's equity..............        576,731        597,750
  Preferred stock subject to mandatory redemption.........         75,000        100,000
  Long-term debt..........................................        516,485        686,485
                                                             -------------  -------------
           Total capitalization...........................      1,168,216      1,384,235
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        832,724        871,707
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....        195,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................         96,308         42,910
  Accounts payable........................................         17,847         37,675
  Accounts payable to affiliated companies................         24,172         31,130
  Accrued taxes...........................................         71,378             81
  Accrued interest........................................         16,764          7,992
  Accrued pension benefits................................         46,506         44,790
  Other...................................................         10,607         37,516
                                                             -------------  -------------
                                                                  478,582        227,094
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        219,585        258,317
  Accumulated deferred investment tax credits.............          4,107          4,511
  Deferred contractual obligations (Note 2B)..............         89,257         50,271
  Deferred revenue from affiliated company................         33,284         33,284
  Other...................................................         22,982         21,793
                                                             -------------  -------------
                                                                  369,215        368,176
                                                             -------------  -------------


Commitments and Contingencies (Note 2)




                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,848,737   $  2,851,212
                                                             =============  =============


See accompanying notes to financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1997       1996       1997       1996
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 285,390  $ 296,719  $ 820,809  $ 828,156
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    96,484     97,559    233,085    256,924
     Other.........................................    91,065     83,133    272,044    236,217
  Maintenance......................................     9,855     11,123     27,305     26,546
  Depreciation.....................................    11,145     10,808     33,252     32,174
  Amortization of regulatory assets, net...........    14,134     14,141     42,416     42,743
  Federal and state income taxes...................    18,832     21,687     67,960     64,912
  Taxes other than income taxes....................    11,553     11,334     33,353     34,882
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................   253,068    249,785    709,415    694,398
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    32,322     46,934    111,394    133,758
                                                    ---------- ---------- ---------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       508        617      1,363      1,648
  Other, net.......................................      (190)        29       (320)     6,432
  Income taxes.....................................      (375)    (5,105)    (1,222)    (8,044)
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................       (57)    (4,459)      (179)        36
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    32,265     42,475    111,215    133,794
                                                    ---------- ---------- ---------- ----------

Interest Charges:
  Interest on long-term debt.......................    12,827     12,681     38,371     44,795
  Other interest...................................       382       (852)        98      5,822
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    13,209     11,829     38,469     50,617
                                                    ---------- ---------- ---------- ----------


Net Income......................................... $  19,056  $  30,646  $  72,746  $  83,177
                                                    ========== ========== ========== ==========



See accompanying notes to financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   72,746  $   83,177
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     33,252      32,174
    Deferred income taxes and investment tax credits, net...     14,273      73,614
    Recoverable energy costs, net...........................    (13,029)     18,088
    Amortization of acquisition costs.......................     42,423      42,743
    Other sources of cash...................................     18,411      37,530
    Other uses of cash......................................    (34,749)     (9,517)
  Changes in working capital:
    Receivables and accrued utility revenues................     18,712      (2,259)
    Fuel, materials, and supplies...........................      5,786       7,615
    Accounts payable........................................    (26,786)    (25,875)
    Accrued taxes...........................................     71,297      17,217
    Other working capital (excludes cash)...................    (13,290)    (26,590)
                                                             ----------- -----------
Net cash flows from operating activities....................    189,046     247,917
                                                             ----------- -----------


Financing Activities:
  Reacquisitions and retirements of long-term debt..........       -       (172,500)
  Reacquisitions and retirements of preferred stock             (25,000)        -
  Cash dividends on preferred stock.........................     (9,275)     (9,938)
  Cash dividends on common stock............................    (85,000)    (52,000)
                                                             ----------- -----------
Net cash flows used for financing activities................   (119,275)   (234,438)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (22,511)    (28,554)
    Nuclear fuel............................................          3         133
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (22,508)    (28,421)
  NU System Money Pool......................................    (44,600)     16,250
  Other investment activities, net..........................     (3,090)     (1,364)
                                                             ----------- -----------
Net cash flows used for investments.........................    (70,198)    (13,535)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (427)        (56)

Cash - beginning of period..................................      1,015         117
                                                             ----------- -----------
Cash - end of period........................................ $      588  $       61
                                                             =========== ===========



See accompanying notes to financial statements.




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Public Service Company of New Hampshire (the company or PSNH) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the company's Form 8-Ks dated August 19, 1997, September 2, 1997, and October 13, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described in Note 2B. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

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

     B.   New Accounting Standards

          For information regarding the adoption of new accounting standards, see PSNH's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and PSNH's 1996 Form 10-K.

      C.  Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, PSNH's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and PSNH's 1996 Form 10-K.

2.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring

          On May 13, 1997, the United States District Court for New Hampshire (Court) appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) Final Plan on restructuring the electric industry issued on February 28, 1997. All court proceedings in the case were suspended during the mediation process. On September 2, 1997, PSNH announced that the mediation involving its court challenge to the February 28, 1997 restructuring orders of the NHPUC had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the United States Circuit Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further order of either court. The NHPUC also reopened its proceeding to reconsider certain matters in its restructuring orders.

          For further information on restructuring of the electric utility industry in New Hampshire, and on the PSNH rate case proceeding, see the MD&A in this Form 10-Q, PSNH's Form 8-Ks dated October 13, 1997 and September 2, 1997, PSNH's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and PSNH's 1996 Form 10-K.

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

          NU hopes to restart Millstone 3 to service late in the first quarter of 1998; Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service is dependent upon the completion of independent inspections and reviews, inspections and reviews by the NRC and a vote by the NRC Commissioners, and in the case of Millstone 1, the cost and schedule of returning the first two units to service.

          To date, PSNH's costs related to the Millstone 3 outage have not had a material impact on the company's financial position or results of operations. Management expects that, under its current planning assumptions, Millstone 3's outage-related costs will continue to be immaterial to the company's results of operations.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see PSNH's Form 10-Q for the quarter ended June 30, 1997 and PSNH's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): PSNH has a five percent ownership interest in the Maine Yankee nuclear generating facility
          (MY). At September 30, 1997, PSNH's equity investment in MYAPC was approximately $3.8 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. At September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which PSNH's share was $46.5 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including PSNH, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that PSNH will be allowed to recover these costs from its customers. Accordingly, PSNH has recognized these costs as a regulatory asset, with a corresponding obligation, on its balance sheets.


          For additional information regarding this and other nuclear performance matters, see Part II and the MD&A in this Form 10-Q, PSNH's Form 8-K dated October 13, 1997, PSNH's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and PSNH's 1996 Form 10-K.

      C.  Environmental Matters

          For information regarding environmental matters, see PSNH's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and PSNH's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see PSNH's 1996 Form 10-K.

      E.  Construction Program
          For information regarding PSNH's construction program, see PSNH's 1996 Form 10-K.

      F.  Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see PSNH's 1996 Form 10-K. For information related to the closure of MY, see the MD&A and Note 2B in this Form 10-Q and PSNH's Form 10-Q for the quarter ended June 30, 1997.


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the Company) financial condition and the principal factors having an impact on the results of operations. The Company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1997 Form 10-Qs, the 1996 Form 10-K, and the Form 8-Ks dated August 19, 1997, September 2, 1997 and October 13, 1997.

FINANCIAL CONDITION

Overview

Net income was approximately $19 million for the three months ended September 30, 1997 compared to approximately $31 million for the same period in 1996. Net income for the nine months ended September 30, 1997 was approximately $73 million compared to $83 million for the same period in 1996. The decreases in net income for the three and nine month periods were primarily due to lower operating revenues and higher operating expenses in 1997.

Restructuring

On May 13, 1997, the United States District Court (Court) of New Hampshire, appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) decision on February 28, 1997 regarding electric utility restructuring. All court proceedings on the case were suspended during the mediation process.

On September 2, 1997, PSNH announced that the mediation had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the U.S. Circuit Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further orders by either court.

The NHPUC also reopened its proceeding to reconsider certain limited matters in its restructuring orders. The NHPUC established a schedule to conduct rehearings on two PSNH-specific issues - whether the Final Plan would require write-offs under Statement of Financial Accounting Standards (SFAS) 71 and whether the Final Plan repudiates the Rate Agreement; and one generic issue - whether energy efficiency mandates for regulated distribution companies should be continued. On October 22, 1997, the NHPUC changed the scope of the PSNH-specific re-hearing proceedings to encompass the alternative rate-setting methodologies proposed by the intervenors; to decide the appropriate methodology to be used to determine PSNH's interim stranded costs; and to set PSNH's interim stranded cost charges utilizing the determined methodology. In testimony filed with the NHPUC on November 7, 1997, PSNH proposed a new methodology to quantify its stranded costs. Under this proposal, PSNH would divest all owned generation and purchased-power obligations via auction. To the extent that the auction fails to produce sufficient revenues to cover the net book value of owned generation and contractual payment obligations of purchased-power, the difference would be recovered from customers through a non-bypassable distribution charge. The new proposal also relies upon securitization of certain assets to further reduce rates. Hearings are scheduled to begin on November 20, 1997.

Rate Matters

On September 16, 1997, PSNH filed testimony and exhibits supporting an increase of just under 10 percent on an annual basis in the Fuel and Purchased Power Adjustment Clause (FPPAC) rate effective on December 1, 1997. In order to request as moderate an FPPAC rate as possible, PSNH's filing defers certain costs for future recovery. A decision is pending.

By Order dated November 6, 1997, the NHPUC ordered a temporary rate reduction for PSNH at a revenue level 6.87 percent lower than current rates. The temporary rates will be effective December 1, 1997. The NHPUC also set an interim return on equity of 11 percent. A final decision in PSNH's permanent rate proceeding, which will be reconciled to July 1, 1997, is not expected to be issued until mid-1998.

All or a portion of this reduction may be offset or eliminated by an increase to rates through the FPPAC, referred to above.

For further information on restructuring issues and rate matters, see PSNH's 1996 Form 10-K and the First and Second Quarter 1997 Form 10-Qs and 8-Ks dated September 2, 1997 and October 13, 1997.

Millstone Outage

PSNH has a 2.85-percent joint ownership interest in Millstone 3. Millstone 3 has been out of service since March 30, 1996. NU hopes to return Millstone 3 to service late in the first quarter of 1998. The actual return to service is dependent upon the completion of independent inspections and reviews, inspections and reviews by the Nuclear Regulatory Commission (NRC) and a vote by the NRC Commissioners.

To date, PSNH's costs related to the Millstone 3 outage have not had a material impact on the company's financial position or results of operations. Management expects that, under its current planning assumptions, Millstone 3's outage-related costs will continue to be immaterial to the company's results of operations.

For further information on the current Millstone outages, see PSNH's First and Second Quarter 1997 Form 10-Qs and 1996 Form 10-K.


Maine Yankee

PSNH has a 5 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. At September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which PSNH's share was approximately $46.5 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including PSNH, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that PSNH will be allowed to recover these costs from its customers as they are included in the Federal Energy Regulatory Commission approved wholesale contract. Accordingly, PSNH has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheets.

For further information on MYAPC, see PSNH's 1996 Form 10-K.

Seabrook

PSNH is obligated to purchase North Atlantic Energy Corporation's (NAEC) 35.98-percent share of the capacity and output generated by Seabrook 1 (Seabrook) under the Seabrook Power Contracts.

Seabrook operated at a capacity factor of 82.7 percent through September 1997, compared to 95.7% percent for the same period in 1996. The lower 1997 capacity factor is due primarily to the 50-day scheduled refueling and maintenance outage, which began on May 10, 1997. The plant returned to service on June 28, 1997.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $59 million in the first nine months of 1997, from 1996, primarily due to lower recoveries through the FPPAC as a result of the customer refund ordered by the NHPUC and higher costs due to the Seabrook outage. Cash used for financing activities decreased approximately $115 million in the first nine months of 1997, from 1996, due primarily to the repayment of long-term debt in 1996, partially offset by the higher payment of cash dividends on common stock in 1997 and the repayment of preferred stock. Cash used for investments increased approximately $57 million in the first nine months of 1997, from 1996, primarily due to an increase in investments in the NU system Money Pool partially offset by lower investment in utility plant.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO have any financing agreements containing cross defaults based on financial defaults by NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.


RESULTS OF OPERATIONS

                                                 Income Statement Variances
                                                     Increase/(Decrease)
                                                     Millions of Dollars

                                         Third                   Year
                                        Quarter    Percent     to-Date   Percent


Operating revenues                       $(11)        (4)%       $(7)       (1)%

Fuel, purchased and net
  interchange power                        (1)        (1)        (24)       (9)
Other operation and maintenance             7          7          37        14
Federal and state income taxes             (8)       (28)         (4)       (5)
Other income, net                           -          -          (7)     (105)
Interest on long-term debt                  -          -          (6)      (14)
Other interest charges                      1         12          (6)      (98)

Net income                                (12)       (38)        (10)      (12)

Comparison of the Third Quarter of 1997 to the Third Quarter of 1996


Total operating revenues decreased in the third quarter primarily due to lower fuel recoveries and lower retail revenues. Fuel recoveries decreased approximately $8 million, primarily due to lower energy costs reflected in rates during 1997. Retail revenues decreased approximately $3 million, primarily due to lower retail sales and higher price discounts to retain customers. Retail sales decreased 2.0 percent, due to cooler summer weather and the impacts of the PSNH retail pilot program that began in June 1996.

Other operation and maintenance expense increased in the third quarter primarily due to higher capacity charges from Seabrook.

Federal and state income taxes decreased in the third quarter primarily due to lower book taxable income.

Comparison of the First Nine Months of 1997 to the First Nine Months of 1996

Total operating revenues decreased in the first nine months primarily due to lower fuel recoveries, partially offset by higher retail revenues. Fuel recoveries decreased approximately $15 million primarily due to the customer refund ordered by the NHPUC, partially offset by higher energy costs reflected in rates during 1997. Retail revenues were approximately $8 million higher due to the June 1996 rate increase partially offset by lower retail sales and higher price discounts to retain customers. Retail sales decreased 2.1 percent, primarily due to mild weather in the first quarter of 1997 and the impacts of the PSNH retail pilot program that began in June 1996.

Fuel, purchased and net interchange power expense decreased in the first nine months primarily due to the timing in the recognition of fuel expenses under the FPPAC partially offset by higher purchased power costs.

Other operation and maintenance expense increased in the first nine months primarily due to higher capacity charges under the Seabrook Power Contract as a result of the scheduled May 1997 refueling and maintenance outage ($25 million), higher capacity charges from Maine Yankee ($4 million), higher transmission and distribution costs ($3 million) and higher costs for PSNH's share of Millstone 3 ($2 million).

Federal and state income taxes decreased in the first nine months primarily due to lower book taxable income.

Other income, net decreased in the first nine months primarily due to the deferral in 1996 of the interest expense associated with the FPPAC refund.

Interest on long-term debt decreased in the first nine months primarily due to the repayment of the $172.5 million Series A First-Mortgage Bond in May 1996.

Other interest charges decreased in the first nine months primarily due to 1996 interest expense associated with the FPPAC refund.


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

1.   The Citizens Awareness Network (CAN) filed a petition with the NRC under
Section 2.206 of the NRC's regulations in November 1996 requesting that the NRC suspend or revoke the operating licenses for Millstone 1, 2, and 3 and Connecticut Yankee Atomic Power Company's nuclear generating facility (CY). The petition also requested that the NRC take enforcement actions and make investigations based on numerous allegations. On September 12, 1997, the Director of Nuclear Reactor Regulation (Director) issued a partial decision granting certain aspects of the petition, denying other aspects and deferring other aspects of the petition pertaining to possible wrongdoing. The NRC responded to these requests by relying upon actions that have already been taken or actions that are currently under way. The NRC also denied petitioners' request that the Millstone restart decision be postponed until completion of pending investigations into alleged wrongdoings. However, the NRC decision indicated that the results of these investigations will be considered by the NRC Commissioners at the time of restart.

     On September 3, 1997, the Director issued a partial decision deferring in part and denying in part another Section 2.206 petition that had been filed by CAN and the Nuclear Information Resource Service seeking NRC enforcement action and placement of certain restrictions on decommissioning activities at CY. The decision deferred that aspect of the petition requesting that the NRC take enforcement action with respect to the radiological controls program at the plant. The petitioners' requests that CY be placed on the NRC's watch list and that a six-month moratorium be placed on decommissioning activities at CY were denied.

     For additional information relating to this matter, see "Item 3. Legal Proceedings," in PSNH's 1996 Form 10-K and "Item 5 - Other Information" in PSNH's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

2. A number of municipalities and cooperatives (Secondary Purchasers) have notified the sponsors of MY, including CL&P, WMECO, and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the decision by the MYAPC Board of Directors (MY Board) to retire the facility. Accordingly, these Secondary Purchasers have informed the sponsors that they will be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from the facility until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses. NU's subsidiaries' estimated exposure under these contracts is approximately $15 million to $20 million over the remaining term of these agreements. The MY sponsors are reviewing their options on how to proceed against the Secondary Purchasers in this matter.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              10         Description of Certain Management
                         Compensation Arrangements (Exhibit 10.50, File No. 333-30911)

              27         Financial Data Schedule

(b)   Reports on Form 8-K:

      1. PSNH filed a Form 8-K dated August 19, 1997 disclosing that Michael G. Morris has been appointed Chairman, President and Chief Executive Officer of NU.

      2.  PSNH filed a Form 8-K dated September 2, 1997 disclosing:

          . The NHPUC/PSNH mediation proceedings had ended without resolution. . In connection with PSNH's temporary rate proceeding, testimony was filed with the NHPUC disclosing the significant negative consequences to PSNH if the NHPUC implements a one-year rate reduction of 11.41 percent.

      3.    PSNH filed a Form 8-K dated October 13, 1997 disclosing:

          . NU's earnings for the quarter ending September 30, 1997 and information on the Millstone nuclear units restart schedule.
          . On October 13, 1997, the NHPUC orally ordered a temporary rate reduction for PSNH at a revenue level 6.43 percent lower than current rates, to be effective December 1, 1997.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                                      Registrant

Date: November 12, 1997               By:  /s/ John H. Forsgren
                                               John H. Forsgren
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Director



Date:  November 12, 1997             By:  /s/ John J. Roman
                                              John J. Roman
                                              Vice President and Controller